Form 10-Q
period 1995-03-31
NTS PROPERTIES VII LTD/FL
filed 1995-05-12
CIK 814222

UNITED STATES

                                     SECURITIES AND EXCHANGE COMMISSION

                                           Washington, D. C. 20549

                                                  FORM 10-Q

(Mark one)

[x]                           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1995

                                                     OR

[ ]                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number                  0-17589

                         NTS-PROPERTIES VII, LTD.
          (Exact name of registrant as specified in its charter)

            Florida                                   61-1119232
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Rd.
   Louisville, Kentucky                                  40223
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number,                      (502) 426-4800
including area code

                              Not Applicable
           Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                         YES  X         NO

                                 TABLE OF CONTENTS


                                                                      Pages

                                       PART I

Item 1.        Financial Statements

               Balance Sheets and Statement of Partners' Equity
                 as of March 31, 1995 and December 31, 1994               2

               Statements of Operations
                 For the three months ended March 31, 1995 and 1994       3

               Statements of Cash Flows
                 For the three months ended March 31, 1995 and 1994       4

               Notes To Financial Statements                            5-6

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   7-11


                                      PART II

1.        Legal Proceedings                                              12
2.        Changes in Securities                                          12
3.        Defaults upon Senior Securities                                12
4.        Submission of Matters to a Vote of Security Holders            12
5.        Other Information                                              12
6.        Exhibits and Reports on Form 8-K                               12

Signatures                                                               13

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                          NTS-PROPERTIES VII, LTD.

                              BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                                              As of                  As of
                                         March 31, 1995       December 31, 1994*

ASSETS

       Cash and equivalents                $   554,314             $   568,595
       Accounts receivable                      19,386                  22,575
       Land, buildings and amenities, net   11,765,638              11,902,498
       Other assets                            193,623                 184,211
                                            -----------             -----------
                                           $12,532,961             $12,677,879
                                            ===========             ===========
LIABILITIES AND PARTNERS' EQUITY

       Mortgages payable                   $ 5,614,852             $ 5,648,524
       Accounts payable - operations            57,354                  67,815
       Accounts payable - construction          35,741                  52,499
       Distributions payable                    64,471                  64,471
       Security deposits                        36,365                  37,342
       Other liabilities                        26,147                    --
                                            -----------             ----------
                                             5,834,930               5,870,651

       Partners' equity                      6,698,031               6,807,228
                                            -----------             -----------
                                           $12,532,961             $12,677,879
                                            ===========             ===========

                                 Limited        General
                                Partners        Partner              Total
PARTNERS' EQUITY
  Capital contributions,
   net of offering costs
   (638,265 units)           $10,935,700      $       100         $10,935,800
  Net income (loss) - prior
   years                      (2,449,722)         (24,744)         (2,474,466)
  Net loss - current year        (44,280)            (447)            (44,727)
  Cash distributions
   declared to date           (1,701,390)         (17,186)         (1,718,576)
                              -----------      -----------         -----------
  Balances at March 31,
   1995                      $ 6,740,308      $   (42,277)        $ 6,698,031
                              ===========      ===========         ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1995.

                                           NTS-PROPERTIES VII, LTD.

                                          STATEMENTS OF OPERATIONS

                                                    Three Months Ended
                                                         March 31,

                                              1995                     1994

Revenues:
  Rental income                           $  466,289               $  441,450
  Interest and other income                    3,212                    6,024
                                           ----------               ----------
                                             469,501                  447,474


Expenses:
  Operating expenses                          89,529                   74,080
  Operating expenses - affiliated             62,193                   60,009
  Amortization of initial leasing
   costs                                       2,507                    5,435
  Interest expense                           118,335                  113,175
  Management fees                             24,268                   23,008
  Real estate taxes                           26,568                   26,554
  Professional and administrative
   expenses                                   14,250                   12,101
  Professional and administrative
   expenses - affiliated                      24,618                   22,215
  Depreciation and amortization              151,960                  169,479
                                           ----------               ----------
                                             514,228                  506,056
                                           ----------               ----------
Net loss                                  $  (44,727)              $  (58,582)
                                           ==========               ==========
Net loss allocated to the limited
 partners                                 $  (44,280)              $  (57,996)
                                           ==========               ==========
Net loss per limited partnership unit     $     (.07)              $    (.09)
                                           ==========               ==========
Weighted average number of units             638,265                  638,265
                                           ==========               ==========

                                          NTS-PROPERTIES VII, LTD.

                                          STATEMENTS OF CASH FLOWS

                                                    Three Months Ended
                                                         March 31,

                                               1995                    1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                 $   (44,727)             $   (58,582)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Amortization of initial leasing
   costs                                       2,507                    5,435
  Depreciation and amortization              151,960                  169,479
  Changes in assets and liabilities:
   Accounts receivable                         3,189                  (12,557)
   Other assets                              (14,054)                 (11,027)
   Accounts payable - operations             (10,461)                   1,730
   Security deposits                            (977)                  (2,436)
   Other liabilities                          26,147                   25,053
                                           ----------               ----------
  Net cash provided by operating
   activities                                113,584                  117,095
                                           ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net additions to land, buildings,
 amenities                                   (12,964)                  (2,082)
Decrease in accounts payable -
 construction                                (16,758)                     --
                                           ----------                ---------
  Net cash used in investing activities      (29,722)                  (2,082)
                                           ----------                ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages and
 note payable                                (33,672)                 (17,748)
Cash distributions                           (64,471)                 (64,471)
Additions to loan costs                        --                      (1,946)
                                           ----------                ---------
  Net cash used in financing
   activities                                (98,143)                 (84,165)
                                           ----------                ---------
  Net (decrease) increase in cash
   and equivalents                           (14,281)                  30,848

CASH AND EQUIVALENTS, beginning of
 period                                      568,595                  852,906
                                           ----------               ----------
CASH AND EQUIVALENTS, end of period      $   554,314              $   883,754
                                           ==========               ==========
Interest paid on a cash basis            $   118,498              $   113,579
                                           ==========               ==========

                                           NTS-PROPERTIES VII, LTD.

                                        NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1995 and 1994.

1.      Mortgages Payable

        Mortgages payable consist of the following:
                                                     March 31,     December 31,
                                                       1995            1994

        Mortgage payable to an insurance
        company, bearing interest at a
        fixed rate of 8.5%, due November
        15, 2005, secured by land and
        building                                   $ 1,476,326     $ 1,497,396

        Mortgage payable to an insurance
        company, bearing interest at a
        fixed rate of 8.375%, due October
        5, 2002, secured by land and
        buildings                                    3,164,755       3,174,392

        Mortgage payable to an insurance
        company, bearing interest at a
        fixed rate of 8.375%, due October
        5, 2002, secured by land and
        buildings                                      973,771         976,736
                                                    -----------     -----------
                                                   $ 5,614,852     $ 5,648,524
                                                    ===========     ===========
2.      Related Party Transactions

        Property management fees of $24,268 and $23,008 were paid to NTS Development Company, an affiliate of the general partner, during the three months ended March 31, 1995 and 1994, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. The Partnership has incurred $706 as a repair and maintenance fee during the three months ended March 31, 1995, and has capitalized this cost as part of land, buildings and amenities. There was no similar fee incurred during the three months ended March 31, 1994. The Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

        The charges were as follows:

                                                 1995                 1994

           Leasing                           $  16,058             $   9,719
           Administrative                       30,787                28,377
           Property manager                     39,699                43,619
           Other                                   267                   509
                                              ---------             ---------
                                             $  86,811             $  82,224
                                              =========             =========
3.       Commitment

         As of March 31, 1995, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., has a commitment for approximately $160,000 of tenant finish improvements. The commitment is the result of a lease renewal and expansion signed on April 28, 1994 with its major tenant Prudential Service Bureau, Inc. ("Prudential"). The lease expands Prudential's leased space by approximately 15,000 square feet and extends their lease through July 2005. The Partnership had no other material commitments for renovations or capital improvements at March 31, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of March 31 were as follows:

                                                      1995              1994


Wholly-Owned Properties

The Park at the Willows                                88%               90%

Park Place Apartments Phase II                         89%               83%

Property Owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (ownership %
at March 31, 1995)

Blankenbaker Business Center 1A (31%)                 100%              100%

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1995 and 1994 was as follows:

                                                      1995             1994

Wholly-Owned Properties

The Park at the Willows                            $ 73,363          $ 80,721

Park Place Apartments Phase II                     $323,173          $295,170

Property Owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (ownership %
at March 31, 1995)

Blankenbaker Business Center 1A (31%)              $ 70,961          $ 66,927

The Park at the Willows' occupancy decreased from 90% at March 31, 1994 to 88% at March 31, 1995. Average occupancy for the three month period ended March 31 decreased from 90% in 1994 to 83% in 1995. The decrease in rental and other income at The Park at the Willows for the three months ended March 31, 1995 as compared to the same period in 1994 was due to the 7% decrease in average occupancy and as a result of decreased income from fully furnished units.

Park Place Apartments Phase II's occupancy increased from 83% at March 31, 1994 to 89% at March 31, 1995. Average occupancy for the three month period at Park Place Apartments Phase II increased from 85% in 1994 to 89% in 1995. Rental and other income at Park Place Apartments Phase II increased as a result of the increased average occupancy, increased rental rates and increased non-refundable pet fees collected.

As of March 31, 1995, a wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau,

Inc. signed a lease renewal and expansion. The lease expands Prudential's leased space by approximately 15,000 square feet and extends their lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income increased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 as a result of the lease renewal and expansion with Prudential Service Bureau, Inc.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without any additional financing. See the Liquidity and Capital Resources section of Item 2 for a disclosure regarding the cash requirements of the Partnership's current debt financings and a discussion of potential tenant improvement costs connected with the Prudential Service Bureau, Inc. lease renewal and expansion.

Interest and other income includes interest income from short-term investments made by the Partnership with excess cash. The decrease in interest income for the three months ended March 31, 1995 as compared to the same period in 1994 is a result of decreased cash being available for investment as a result of a $500,000 capital contribution made to the Blankenbaker Business Center Joint Venture during the third quarter of 1994.

Operating expenses have increased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 due to increased building repair costs, increased replacement costs and increased costs associated with fully furnished units at Park Place Apartments Phase II. These increases are partially offset by decreased snow removal costs at all the Partnership's properties, decreased utility costs at Park Place Apartments Phase II, decreased exterior painting costs at Blankenbaker Business Center 1A and decreased costs associated with fully furnished units at The Park at the Willows.

Operating expenses - affiliated remained fairly constant for the three months ended March 31, 1995 as compared to the same period in 1994.

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of a portion of the costs capitalized during start-up having become fully amortized.

The increase in interest expense for the three months ended March 31, 1995 as compared to the same period in 1994 is the result of the higher interest rate on the permanent financing obtained in November 1994. The permanent financing replaced a $4,715,000 note payable which bore interest at a variable rate of Prime + 1%. The Prime Rate ranged from 6% to 6.25% during the first quarter of 1994. See Note 1 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however; revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes have remained fairly constant for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

Professional and administrative expenses increased for the three months ended March 31, 1995 as compared to the same period in 1994 as a result of increased outside accounting costs.

Professional and administrative expenses - affiliated increased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 due to increased salaries.

Depreciation and amortization decreased for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994 as a result of assets with shorter lives at Park Place Apartments Phase II having become fully depreciated and as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated since March 31, 1994. The decrease in depreciation and amortization for the three month period is partially offset by depreciation on the new tenant finish improvements at Blankenbaker Business Center 1A. Depreciation and amortization remained fairly constant at The Park at the Willows for the three months ended March 31, 1995 as compared to the three months ended March 31, 1994.

Liquidity and Capital Resources

Cash provided by operations was $113,584 and $117,095 for the three months ended March 31, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $64,471 (1995 and 1994). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

As of March 31, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $3,164,755 and $973,771. Both mortgages bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. At the end of the 56th month from the date of the notes (notes dated September 8, 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Both mortgages are secured by a first mortgage on Park Place Apartments Phase II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

As of March 31, 1995, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., affiliates of the General Partner, had a mortgage payable with an insurance company (obtained November 1993) in the amount of $4,710,678. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1995 is $1,476,326 The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations and capital contributions as previously discussed in the Partnership's Form 10-K for the year ended December 31, 1994. Cash flows used in investing activities are also a result of a decrease in accounts payable - construction. Cash flows used in financing activities are for cash distributions, principal payments on mortgages and note payable and payment of loan costs. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1994 except that which is discussed in the following paragraph.

The demand on future liquidity is anticipated to increase in 1995 as compared to 1994 as a result of Blankenbaker Business Center 1A's permanent financing as discussed above. The permanent financing replaced a $4,715,000 note payable which bore interest at a variable rate of Prime + 1%. The Prime Rate ranged from 6% to 6.25% during the first quarter of 1994. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1995 and 1994.

                             Net Loss              Cash             Return of
                            Allocated          Distributions         Capital

      Limited Partners:
             1995         $  (44,280)           $   63,826         $   63,826
             1994            (57,996)               63,826             63,826

      General Partner:
             1995         $     (447)           $      645         $      645
             1994               (586)                  645                645

As of March 31, 1995, Blankenbaker Business Center 1A has a commitment for approximately $160,000 of tenant finish improvements. The commitment is the result of a lease renewal and expansion with Prudential. For details regarding the lease renewal and expansion see Note 3 of the Partnership's financial statements. The Partnership had no other material commitments for renovations or capital improvements at March 31, 1995.

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and works with current residents on lease renewals.
Page>
Liquidity and Capital Resources - Continued

The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. This lease provision, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

PART II.  OTHER INFORMATION

1.           Legal Proceedings

             None

2.           Changes in Securities

             None

3.           Defaults upon Senior Securities

             None

4.           Submission of Matters to a Vote of Security Holders

             None

5.           Other Information

             None

6.           Exhibits and Reports on Form 8-K

             (a)  Exhibits:

                  Exhibit 27. Financial Data Schedule

             (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed for the quarter ended March 31, 1995.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties VII, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NTS-PROPERTIES VII, LTD.
                                              (Registrant)


                                        By:NTS-Properties Associates VII
                                           By:NTS Capital Corporation,
                                              General Partner


                                              /s/ John W. Hampton
                                                  John W. Hampton
                                                  Senior Vice President



Date:    May 11, 1995