Form 10-Q
period 1995-06-30
NTS PROPERTIES VII LTD/FL
filed 1995-08-10
CIK 814222

UNITED STATES

                                     SECURITIES AND EXCHANGE COMMISSION

                                           Washington, D. C. 20549

                                                  FORM 10-Q

(Mark one)

[x]                           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 1995

                                                     OR

[ ]                          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number                       0-17589

                            NTS-PROPERTIES VII, LTD.
             (Exact name of registrant as specified in its charter)

        Florida                                       61-1119232
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Rd.
   Louisville, Kentucky                                 40223
(Address of principal executive                       (Zip Code)
offices)

Registrant's telephone number,
including area code                                 (502) 426-4800

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

                                             YES  X         NO

                                              TABLE OF CONTENTS


                                                                        Pages

                                                   PART I

Item 1.        Financial Statements

               Balance Sheets and Statement of Partners' Equity
                 as of June 30, 1995 and December 31, 1994                  3

               Statements of Operations
                 For the three months and six months ended
                 June 30, 1995 and 1994                                     4

               Statements of Cash Flows
                 For the three months and six months ended
                 June 30, 1995 and 1994                                     5

               Notes To Financial Statements                              6-7

Item 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     8-12


                                                   PART II

1.        Legal Proceedings                                                13
2.        Changes in Securities                                            13
3.        Defaults upon Senior Securities                                  13
4.        Submission of Matters to a Vote of Security Holders              13
5.        Other Information                                                13
6.        Exhibits and Reports on Form 8-K                                 13

Signatures                                                                 14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                          NTS-PROPERTIES VII, LTD.

                              BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                                                    As of                     As of
                                                                June 30, 1995          December 31, 1994*

ASSETS
       Cash and equivalents                                     $    459,237            $    568,595
       Investment securities                                         101,186                   --
       Accounts receivable                                            19,819                  22,575
       Land, buildings and amenities, net                         11,662,389              11,902,498
       Other assets                                                  181,444                 184,211
                                                                 ------------            ------------
                                                                $ 12,424,075            $ 12,677,879
                                                                 ============            ============

LIABILITIES AND PARTNERS' EQUITY
       Mortgages payable                                        $  5,580,465            $  5,648,524
       Accounts payable - operations                                  65,556                  67,815
       Accounts payable - construction                                27,421                  52,499
       Distributions payable                                          64,471                  64,471
       Security deposits                                              36,490                  37,342
       Other liabilities                                              52,298                   --
                                                                 ------------            ------------
                                                                   5,826,701               5,870,651

       Partners' equity                                            6,597,374               6,807,228
                                                                 ------------            ------------
                                                                $ 12,424,075            $ 12,677,879
                                                                 ============            ============

                                                   Limited              General
                                                   Partners             Partner              Total

PARTNERS' EQUITY
       Capital contributions,
        net of offering costs
        (638,265 units)                          $10,935,700         $       100         $10,935,800
       Net income (loss) - prior
        years                                     (2,449,722)            (24,744)         (2,474,466)
       Net loss - current year                       (80,104)               (809)            (80,913)
       Cash distributions
        declared to date                          (1,765,216)            (17,831)         (1,783,047)
                                                  -----------         -----------         -----------
       Balances at June 30,
        1995                                     $ 6,640,658         $   (43,284)        $ 6,597,374
                                                  ===========         ===========         ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 25, 1995.

                                                   NTS-PROPERTIES VII, LTD.

                                                   STATEMENTS OF OPERATIONS

                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                               June 30,

                                                              1995              1994             1995               1994

Revenues:
  Rental income                                            $  488,963        $  461,940       $  955,251         $  903,389
  Interest and other income                                     3,885             5,928            7,100             11,952
                                                            ----------        ----------       ----------         ----------
                                                              492,848           467,868          962,351            915,341


Expenses:
  Operating expenses                                          123,657           125,012          213,188            199,094
  Operating expenses - affiliated                              60,380            63,368          122,573            123,377
  Amortization of initial leasing
     costs                                                      1,932             5,436            4,440             10,871
  Interest expense                                            117,615           116,381          235,950            229,556
  Management fees                                              25,285            24,215           49,553             47,221
  Real estate taxes                                            26,148            25,799           52,717             52,352
  Professional and administrative
   expenses                                                    13,452            15,750           27,702             27,852
  Professional and administrative
   expenses - affiliated                                       24,838            21,993           49,456             44,207
  Depreciation and amortization                               135,724           169,880          287,685            339,359
                                                            ----------        ----------       ----------         ----------
                                                              529,031           567,834        1,043,264          1,073,889
                                                            ----------        ----------       ----------         ----------
Net loss                                                   $  (36,183)       $  (99,966)      $  (80,913)        $ (158,548)
                                                            ==========        ==========       ==========         ==========
Net loss allocated to the limited
 partners                                                  $  (35,821)       $  (98,966)      $  (80,104)        $ (156,963)
                                                            ==========        ==========       ==========         ==========
Net loss per limited partnership
 unit                                                      $     (.05)       $     (.16)      $     (.12)        $     (.25)
                                                            ==========        ==========       ==========         ==========
Weighted average number of units                              638,265           638,265          638,265            638,265
                                                            ==========        ==========       ==========         ==========

                                                   NTS-PROPERTIES VII, LTD.

                                                   STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended                 Six Months Ended
                                                                      June 30,                             June 30,

                                                               1995             1994              1995              1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $  (36,183)       $  (99,966)       $  (80,913)       $ (158,548)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
  Accrued interest on investment
    securities                                                 (1,323)            --               (1,323)            --

  Amortization of initial leasing
   costs                                                        1,932             5,436             4,440            10,871
  Depreciation and amortization                               135,724           169,880           287,685           339,359
  Changes in assets and liabilities:
   Accounts receivable                                           (433)          (48,626)            2,756           (61,183)
   Other assets                                                 8,110           (31,329)           (5,944)          (42,355)
   Accounts payable - operations                                8,202            16,129            (2,259)           17,859
   Security deposits                                              125              (830)             (852)           (3,266)
   Other liabilities                                           26,150            25,810            52,298            50,862
                                                            ----------        ----------        ----------        ----------
  Net cash provided by operating
   activities                                                 142,304            36,504           255,888           153,599
                                                            ----------        ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings
 and amenities                                                (30,340)          (39,741)          (43,304)          (41,823)
(Decrease in) additions to accounts
 payable - construction                                        (8,320)           37,774           (25,078)           37,774
Purchase of investment securities                             (99,863)            --              (99,863)            --
                                                            ----------        ----------        ----------        ----------
  Net cash used in investing
   activities                                                (138,523)           (1,967)         (168,245)           (4,049)
                                                            ----------        ----------        ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgages
 and note payable                                             (34,387)          (17,366)          (68,059)          (35,114)
Cash distributions                                            (64,471)          (64,471)         (128,942)         (128,942)
Additions to loan costs                                         --               (6,760)            --               (8,706)
Increase of note payable                                        --                5,634             --                5,634
                                                            ----------        ----------        ----------        ----------
  Net cash used in financing
   activities                                                 (98,858)          (82,963)         (197,001)         (167,128)
                                                            ----------        ----------        ----------        ----------
  Net decrease in cash and
   equivalents                                                (95,077)          (48,426)         (109,358)          (17,578)

CASH AND EQUIVALENTS, beginning of
 period                                                       554,314           883,754           568,595           852,906
                                                            ----------        ----------        ----------        ----------
CASH AND EQUIVALENTS, end of period                        $  459,237        $  835,328        $  459,237        $  835,328
                                                            ==========        ==========        ==========        ==========
Interest paid on a cash basis                              $  117,781        $  114,931        $  236,279        $  228,510
                                                            ==========        ==========        ==========        ==========

                                          NTS-PROPERTIES VII, LTD.

                                        NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1995 and 1994.

1.  Investment Securities

    Investment securities represent investments in Certificates of Deposit or debt securities issued by the U.S. Treasury with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. The following provides details regarding the investments held at June 30, 1995:

                                    Amortized      Maturity      Value At
               Type                   Cost           Date        Maturity

        U.S. Treasury Bill          $101,186       10/19/95      $103,000
                                     =======                      =======

2.  Mortgages Payable

    Mortgages payable consist of the following:

                                                    June 30,        December 31,
                                                      1995              1994

        Mortgage payable to an insurance
        company, bearing interest at a
        fixed rate of 8.5%, due November
        15, 2005, secured by land and
        building                                  $ 1,454,806       $ 1,497,396

        Mortgage payable to an insurance
        company, bearing interest at a
        fixed rate of 8.375%, due October
        5, 2002, secured by land and
        buildings                                   3,154,916         3,174,392

        Mortgage payable to an insurance
        company, bearing interest at a
        fixed rate of 8.375%, due October
        5, 2002, secured by land and
        buildings                                     970,743           976,736
                                                   -----------       -----------
                                                  $ 5,580,465       $ 5,648,524
                                                   ===========       ===========
3.  Related Party Transactions

    Property management fees of $49,553 and $47,221 were paid to NTS Development Company, an affiliate of the general partner, during the six months ended June 30, 1995 and 1994, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. The Partnership has incurred $2,570 and $2,133 as a repair and maintenance fee during the six months ended June 30, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities. The Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:

                                       1995            1994

         Leasing                     $  30,128       $  21,605
         Administrative                 61,856          56,282
         Property manager               79,482          86,621
         Other                             561           3,235
                                      --------        --------
                                     $ 172,027       $ 167,743
                                      ========        ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of June 30 were as follows:

                                                 1995              1994

Wholly-Owned Properties

The Park at the Willows                           98%               94%

Park Place Apartments Phase II                    89%               85%

Property Owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (ownership
% at June 30, 1995)

Blankenbaker Business Center 1A (31%)            100%               91%

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1995 and 1994 was as follows:

                                 Three Months Ended         Six Months Ended
                                      June 30,                  June 30,

                                  1995        1994         1995         1994

Wholly-Owned Properties

The Park at the Willows         $ 82,702    $ 82,587     $156,064     $163,308

Park Place Apartments
  Phase II                      $333,682    $313,596     $656,855     $608,766

Property Owned in Joint
Venture with NTS-Properties
IV and NTS-Properties Plus
Ltd. (ownership % at June
30, 1995)

Blankenbaker Business Center
  1A (31%)                      $ 73,478    $ 65,963     $144,439     $132,890

The Park at the Willows' occupancy increased from 94% at June 30, 1994 to 98% at June 30, 1995. Average occupancy for the six month period ended June 30 decreased from 92% in 1994 to 91% in 1995. Average occupancy for the three month period ended June 30 increased from 95% in 1994 to 98% in 1995. The decrease in rental and other income at The Park at the Willows for the six months ended June 30, 1995 as compared to the same period in 1994 was due to a decrease in income from fully furnished units. The change in rental and other income for the three month period was not significant.

Park Place Apartments Phase II's occupancy increased from 85% at June 30, 1994 to 89% at June 30, 1995. Average occupancy for the three months and six months ended June 30 increased from 86% in 1994 to 89% in 1995. Rental and other income increased at Park Place Apartments Phase II for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of the increased average occupancy and increased rental rates.

As of June 30, 1995, a wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The lease expanded Prudential's leased space by approximately 15,000 square feet and extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income increased for the three months and six months ended June 30, 1995 as compared to the three months and six months ended June 30, 1994 as a result of the lease renewal and expansion with Prudential Service Bureau, Inc.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without any additional financing. See the Liquidity and Capital Resources section of Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financings.

Interest and other income includes interest income from investments made by the Partnership with excess cash. The decrease in interest income for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is a result of decreased cash being available for investment as a result of a $500,000 capital contribution made to the Blankenbaker Business Center Joint Venture during the third quarter of 1994.

Operating expenses increased for the six months ended June 30, 1995 as compared to the six months ended June 30, 1994 as a result of increased replacement costs (carpet, vinyl and wallcovering), increased building repair costs and increased costs associated with fully furnished units at Park Place Apartments Phase II. These increases are partially offset by decreased snow removal costs at all the Partnership's properties, decreased landscaping and utility costs at Park Place Apartments Phase II and decreased replacement costs at The Park at the Willows. Operating expenses have decreased for the three months ended June 30, 1995 as compared to the same period in 1994 as a result of decreased landscaping costs at Park Place Apartments Phase II, decreased replacement costs at The Park at the Willows and decreased utility costs at Blankenbaker Business Center 1A. These decreases are partially offset by increased building repair and replacement costs at Park Place Apartments Phase II.

Operating expenses - affiliated remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 as a result of a portion of the costs capitalized during start-up having become fully amortized.

The increase in interest expense for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 is the result of the higher interest rate on the permanent financing obtained by Blankenbaker Business Center Joint Venture in November 1994. The permanent financing replaced a $4,715,000 note payable which bore interest at a variable rate of Prime + 1%. The Prime Rate ranged from 6% to 7.25% during the first six months of 1994. See Note 2 of the Partnership's financial statements for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses have remained fairly constant for the three months and six months ended June 30, 1995 as compared to the same periods in 1994.

Professional and administrative expenses - affiliated increased for the three months and six months ended June 30, 1995 as compared to the same periods in 1994 primarily as a result of increased salaries.

Depreciation and amortization decreased for the three months and six months ended June 30, 1995 as compared to the three months and six months ended June 30, 1994 as a result of assets with shorter lives at Park Place Apartments Phase II having become fully depreciated and as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated since June 30, 1994. The decrease in depreciation and amortization for the three month and six month periods is partially offset by depreciation on the new tenant finish improvements at Blankenbaker Business Center 1A. Depreciation and amortization remained fairly constant at The Park at the Willows for the three months and six months ended June 30, 1995 as compared to the same periods ended June 30, 1994.

Liquidity and Capital Resources

Cash provided by operations was $255,888 and $153,599 for the six months ended June 30, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $128,942 (1995 and 1994). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions.
The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

As of June 30, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $3,154,916 and $970,743. Both mortgages are due October 5, 2002, currently bear interest at a fixed rate of 8.375% and are secured by a first mortgage on Park Place Apartments Phase II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

As of June 30, 1995, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., affiliates of the General Partner, had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,642,012. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1995 is $1,454,806. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations and capital contributions as previously discussed in the Partnership's Form 10-K for the year ended December 31, 1994. Cash flows used in investing activities are also for purchases of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or debt securities issued by the U.S. Treasury with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows used in financing activities are for cash distributions, principal payments on mortgages and note payable and payment of loan costs. Cash flows provided by financing activities represent an increase in a note payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1994 except that which is discussed in the following paragraph.

The demand on future liquidity is anticipated to increase in 1995 as compared to 1994 as a result of the Blankenbaker Business Center Joint Venture's permanent financing as discussed above. The permanent financing replaced a $4,715,000 note payable which bore interest at a variable rate of Prime + 1%. The Prime Rate ranged from 6% to 7.25% during the first six months of 1994. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1995 and 1994.

                              Net Loss          Cash           Return of
                              Allocated     Distributions       Capital

        Limited Partners:
              1995           $  (80,104)     $  127,652       $  127,652
              1994             (156,963)        127,652          127,652

        General Partner:
              1995           $     (809)     $    1,290       $    1,290
              1994               (1,585)          1,290            1,290

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential residents, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and works with current residents on lease renewals.

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

             None

3.           Defaults upon Senior Securities

             None

4.           Submission of Matters to a Vote of Security Holders

             None

5.           Other Information

             None

6.           Exhibits and Reports on Form 8-K

             (a)   Exhibits:

                                Exhibit 27. Financial Data Schedule

             (b)   Reports on Form 8-K:

                   No reports on Form 8-K were filed for the three months ended June 30, 1995.

                                 SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties VII, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NTS-PROPERTIES VII, LTD.
                                             (Registrant)


                                       By: NTS-Properties Associates VII
                                           By: NTS Capital Corporation,
                                               General Partner


                                               /s/ John W. Hampton
                                               John W. Hampton
                                               Senior Vice President


Date:    August 9, 1995