Form 10-Q
period 1995-09-30
NTS PROPERTIES VII LTD/FL
filed 1995-11-13
CIK 814222

UNITED STATES

                SECURITIES AND EXCHANGE COMMISSION

                      Washington, D. C. 20549

                             FORM 10-Q

(Mark one)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended               September 30, 1995

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

                                              YES  X         NO

                         TABLE OF CONTENTS


                                                               Pages

                              PART I

Item 1.Financial Statements

      Balance Sheets and Statement of Partners' Equity
        as of September 30, 1995 and December 31, 1994             3

      Statements of Operations
        For the three months and nine months ended
        September 30, 1995 and 1994                                4

      Statements of Cash Flows
        For the three months and nine months ended
        September 30, 1995 and 1994                                5

      Notes To Financial Statements                              6-7

Item 2.Management's Discussion and Analysis of Financial
       Condition and Results of Operations                      8-12


                              PART II

1. Legal Proceedings                                              13
2. Changes in Securities                                          13
3. Defaults upon Senior Securities                                13
4. Submission of Matters to a Vote of Security Holders            13
5. Other Information                                              13
6. Exhibits and Reports on Form 8-K                               13

Signatures                                                        14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     NTS-PROPERTIES VII, LTD.

         BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY

                                             As of              As of
                                      September 30, 1995  December 31, 1994*

ASSETS
 Cash and equivalents                   $   257,418          $   515,376
 Cash and equivalents - restricted          116,970               53,219
 Investment securities                      205,188                 --
 Accounts receivable                          9,923               22,575
 Land, buildings and amenities,
  net                                    11,540,332           11,902,498
 Other assets                               170,007              184,211
                                         ----------           ----------
                                        $12,299,838          $12,677,879
                                         ==========           ==========
LIABILITIES AND PARTNERS' EQUITY

 Mortgages payable                      $ 5,545,346          $ 5,648,524
 Accounts payable - operations               84,367               67,815
 Accounts payable - construction              --                  52,499
 Distributions payable                       64,471               64,471
 Security deposits                           35,380               37,342
 Other liabilities                           79,126                 --
                                         ----------           ----------
                                          5,808,690            5,870,651

 Partners' equity                         6,491,148            6,807,228
                                         ----------           ----------
                                        $12,299,838          $12,677,879
                                         ==========           ==========

                                   Limited       General
                                   Partners      Partner       Total
PARTNERS' EQUITY
 Capital contributions, net
  of offering costs
  (638,265 units)               $ 10,935,700  $        100  $ 10,935,800
 Net income (loss) - prior
  years                           (2,449,722)      (24,744)   (2,474,466)
 Net loss - current year            (121,441)       (1,227)     (122,668)
 Cash distributions
  declared to date                (1,829,043)      (18,475)   (1,847,518)
                                 ------------   -----------  ------------
 Balances at September 30,
  1995                          $  6,535,494   $   (44,346) $  6,491,148
                                 ============   ===========  ============

*Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 25, 1995.

                        NTS-PROPERTIES VII, LTD.

                        STATEMENTS OF OPERATIONS

                                      Three Months Ended    Nine Months Ended
                                      September 30,           September 30,

                                    1995        1994        1995        1994

Revenues:
 Rental income                $   506,494  $   479,173 $ 1,461,744 $ 1,382,562
 Interest and other income          3,155        4,747      10,256      16,699
                               ----------   ----------  ----------  ----------
                                  509,649      483,920   1,472,000   1,399,261


Expenses:
 Operating expenses               141,718      131,897     354,903     330,989
 Operating expenses - affiliated   62,291       73,918     184,864     197,295
 Amortization of initial leasing
  costs                             1,189        4,223       5,629      15,094
 Write-off of unamortized tenant
  improvements                       --         41,739         --       41,739
 Interest expense                 116,880      118,383     352,830     347,939
 Management fees                   26,134       24,831      75,687      72,053
 Real estate taxes                 26,828       28,756      79,546      81,108
 Professional and administrative
  expenses                         14,338       21,136      42,040      48,988
 Professional and administrative
  expenses - affiliated            25,049       24,093      74,505      68,300
 Depreciation and amortization    136,978      164,960     424,664     504,319
                                ---------    ---------   ---------   ---------
                                  551,405      633,936   1,594,668   1,707,824
                                ---------    ---------   ---------   ---------
Net loss                      $   (41,756) $  (150,016)$  (122,668)$  (308,563)
                                =========    =========   =========   =========
Net loss allocated to the limited
 partners                     $   (41,338) $  (148,516)$  (121,441)$  (305,477)
                                =========    =========   =========    ========
Net loss per limited partnership
 unit                         $      (.06) $      (.23)$      (.19)$      (.48)
                                =========    =========   =========    ========
Weighted average number of units  638,265      638,265     638,265     638,265
                                =========    =========    ========    ========

                              NTS-PROPERTIES VII, LTD.

                              STATEMENTS OF CASH FLOWS

                                           Three Months Ended      Nine Months Ended
                                              September 30,          September 30,

                                            1995        1994        1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                              $   (41,756) $  (150,016) $ (122,668) $ (308,563)
Adjustments to reconcile net loss
 to net cash provided by operating
 activities:
 Accrued interest on investment
  securities                               (1,502)        --        (2,825)       --
 Amortization of initial leasing
  costs                                     1,189        4,223       5,629      15,094
 Write-off unamortized tenant
  improvements                               --         41,739        --        41,739
 Depreciation and amortization            136,978      164,960     424,664     504,319
 Changes in assets and liabilities:
  Cash and equivalents - restricted       (20,794)     (69,500)    (63,751)    (97,973)
  Accounts receivable                       9,896       96,894      12,652      35,711
  Other assets                              8,113      (17,438)      2,168     (59,794)
  Accounts payable - operations            18,811      (33,154)     16,552     (15,295)
  Security deposits                        (1,110)      (1,565)     (1,962)     (4,831)
  Other liabilities                        26,828       28,764      79,126      79,626
                                        ---------     --------    --------    --------
 Net cash provided by operating
  activities                              136,653       64,907     349,585     190,033

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                (12,785)    (171,164)    (56,089)   (212,987)
(Decrease in) additions to accounts
 payable - construction                   (27,421)      24,627     (52,499)     62,401
Purchase of investment securities        (102,500)       --       (202,363)      --
                                        ---------     --------   ---------    --------
 Net cash used in investing
  activities                             (142,706)    (146,537)   (310,951)   (150,586)
                                        ---------     --------   ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions                        (64,471)     (64,471)   (193,414)   (193,414)
Additions to loan costs                     --          (9,251)      --        (17,951)
Increase in note payable                    --          70,793       --         76,427
Principal payments on mortgages
 and note payable                         (35,119)     (94,710)   (103,178)   (129,829)
Net joint venture capital
 contribution                               --           1,382       --          1,382
                                         --------     --------    --------    --------
 Net cash used in financing
  activities                              (99,590)     (96,257)   (296,592)   (263,385)
                                         --------     --------    --------    --------
 Net decrease in cash and
  equivalents                            (105,643)    (177,887)   (257,958)   (223,938)

CASH AND EQUIVALENTS, beginning of
 period                                   363,061      752,205     515,376     798,256
                                         --------     --------   ---------    --------
CASH AND EQUIVALENTS, end of period   $   257,418  $   574,318 $   257,418 $   574,318
                                         ========     ========   =========    ========
Interest paid on a cash basis         $   117,049  $   117,859 $   353,328 $   347,415
                                         ========     ========   =========    =========

                           NTS-PROPERTIES VII, LTD.

                       NOTES TO FINANCIAL STATEMENTS


The financial statements included herein should be read in conjunction with the Partnership's 1994 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1995 and 1994.

1.Cash and Equivalents - Restricted

  Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

2.Investment Securities

  Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. The following provides details regarding the investments held at September 30, 1995:

                            Amortized     Maturity     Value At
        Type                   Cost         Date       Maturity

  U.S. Treasury Bill        $102,688      10/19/95     $103,000
  Certificate of Deposit     102,500      01/05/96      103,968
                             -------                    -------
                            $205,188                   $206,968
                             =======                    =======
  The Partnership held no investment securities with initial maturities greater than three months at December 31, 1994.

3.Mortgages Payable

  Mortgages payable consist of the following:

                                                  September 30,   December 31,
                                                      1995             1994

  Mortgage payable to an insurance
  company, bearing interest at a
  fixed rate of 8.5%, due November
  15, 2005, secured by land and
  building                                         $ 1,432,826     $ 1,497,396

  Mortgage payable to an insurance
  company, bearing interest at a
  fixed rate of 8.375%, due October
  5, 2002, secured by land and
  buildings                                          3,144,868       3,174,392

  Mortgage payable to an insurance
  company, bearing interest at a
  fixed rate of 8.375%, due October
  5, 2002, secured by land and
  buildings                                            967,652         976,736
                                                    ----------      ----------
                                                   $ 5,545,346     $ 5,648,524
                                                    ==========      ==========

4.Related Party Transactions

  Property management fees of $75,687 and $72,053 were paid to NTS Development Company, an affiliate of the general partner, during the nine months ended September 30, 1995 and 1994, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also, as permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. The Partnership has incurred $3,337 and $12,004 as a repair and maintenance fee during the nine months ended September 30, 1995 and 1994, respectively, and has capitalized this cost as part of land, buildings and amenities. The Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:

                                         1995         1994

             Leasing                 $  45,468     $  53,869
             Administrative             92,188        84,822
             Property manager          119,847       124,266
             Other                       1,866         4,781
                                      --------      --------
                                     $ 259,369     $ 267,738
                                      ========      ========
5.Reclassification of 1994 Financial Statements

  Certain reclassifications have been made to the September 30 and December 31, 1994 financial statements to conform with the September 30, 1995 classifications. These reclassifications have no effect on previously reported operations.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                              1995       1994


Wholly-Owned Properties

The Park at the Willows                       96%         88%

Park Place Apartments Phase II                92%         95%

Property Owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (ownership
% at September 30, 1995)

Blankenbaker Business Center 1A (31%)        100%        100%

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1995 and 1994 was as follows:

                                      Three Months Ended    Nine Months Ended
                                          September 30,       September 30,

                                       1995      1994       1995        1994

Wholly-Owned Properties

The Park at the Willows            $   79,340 $   80,557 $  235,405 $  243,865

Park Place Apartments
  Phase II                         $  354,025 $  335,729 $1,010,879 $  944,495

Property Owned in Joint
Venture with NTS-Properties
IV and NTS-Properties Plus
Ltd. (ownership % at
September 30, 1995)

Blankenbaker Business Center
  1A (31%)                         $   73,552 $   64,456 $  217,990 $  197,346

The Park at the Willows' occupancy increased from 88% at September 30, 1994 to 96% at September 30, 1995. Average occupancy for the nine month period ended September 30 remained constant at 92%. Average occupancy for the three month period ended September 30 increased from 91% in 1994 to 95% in 1995. The decrease in rental and other income at The Park at the Willows for the nine months ended September 30, 1995 as compared to the same period in 1994 was due to a decrease in income from fully furnished units. The change in rental and other income for the three month period was not significant.

Park Place Apartments Phase II's occupancy decreased from 95% at September 30, 1994 to 92% at September 30, 1995. Average occupancy for the nine months ended September 30 increased from 87% in 1994 to 90% in 1995. Average occupancy for the three month period increased from 89% in 1994 to 94% in 1995. Rental and other income increased at Park Place Apartments Phase II for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of the increased average occupancy and increased rental rates.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. Blankenbaker Business Center 1A's rental and other income increased for the three months and nine months ended September 30, 1995 as compared to the three months and nine months ended September 30, 1994 as a result of the lease renewal and expansion with Prudential Service Bureau, Inc.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without any additional financing. See the Liquidity and Capital Resources section of Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financings.

Interest and other income includes interest income from investments made by the Partnership with excess cash. The decrease in interest income for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is a result of decreased cash being available for investment as a result of a $500,000 capital contribution made to the Blankenbaker Business Center Joint Venture during the third quarter of 1994.

Operating expenses increased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 primarily as a result of increased replacement costs (carpet, vinyl and wallcovering) at Park Place Apartments Phase II and increased deferred leasing commission amortization at Blankenbaker Business Center 1A. The commission was a result of Prudential Service Bureau, Inc.'s lease renewal and expansion (discussed above). Leasing commissions are amortized over the term of the lease to which they apply.

Operating expenses - affiliated decreased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 primarily as a result of decreased leasing costs at Blankenbaker Business Center 1A. Operating expenses - affiliated decreased for the nine month period also as a result of decreased property management salaries at the Partnership's residential properties. Operating expenses - affiliated remained fairly constant at the Partnership's residential properties for the three month period.

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 as a result of a portion of the costs capitalized during start-up having become fully amortized.

The 1994 write-off of unamortized tenant improvements is a result of the approximately 15,000 square foot expansion and lease renewal of Prudential Service Bureau, Inc., the tenant which now occupies 100% of Blankenbaker Business Center 1A. As a condition of the lease renewal and expansion, it was agreed that the area into which the tenant expanded would be renovated.

Changes to current tenant improvements are a typical part of any lease negotiation. Improvements generally include a revision to the current floor plan to accommodate a tenant's needs, new carpeting and paint and/or wallcovering. In order to complete the renovations, it is sometimes necessary to replace improvements which had not been fully depreciated.
This results in a write-off of unamortized tenant improvements.

The increase in interest expense for the nine months ended September 30, 1995 as compared to the same period in 1994 is the result of the higher interest rate on the permanent financing obtained by Blankenbaker Business Center Joint Venture in November 1994. The permanent financing replaced a $4,715,000 note payable which bore interest at a variable rate of Prime + 1%. The Prime Rate ranged from 6% to 7.75% during the first nine months of 1994. See Note 3 of the Partnership's financial statements for details regarding the Partnership's debt. Interest expense remained fairly constant for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes have remained fairly constant for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994.

The decrease in professional and administrative expenses for the three months and nine months ended September 30, 1995 as compared to the same periods in 1994 is due to the fact that the 1994 expense includes a write-off of unamortized loan costs which were associated with the Blankenbaker Business Center Joint Venture's $1.1 million note payable. The unamortized loan fees were expensed due to the fact that the note was retired prior to its maturity. There was no similar expense in 1995.

Professional and administrative expenses - affiliated increased for the nine months ended September 30, 1995 as compared to the same period in 1994 primarily as a result of increased salaries. Professional and administrative expenses - affiliated have remained fairly constant for the three months ended September 30, 1995 as compared to the same period in 1994.

Depreciation and amortization decreased for the three months and nine months ended September 30, 1995 as compared to the three months and nine months ended September 30, 1994 as a result of assets with shorter lives at Park Place Apartments Phase II having become fully depreciated and as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated since September 30, 1994. The decrease in depreciation and amortization for the three month and nine month periods is partially offset by depreciation on the new tenant finish improvements at Blankenbaker Business Center 1A. Depreciation and amortization remained fairly constant at The Park at the Willows for the three months and nine months ended September 30, 1995 as compared to the same periods ended September 30, 1994.

Liquidity and Capital Resources

Cash provided by operations was $349,585 and $190,033 for the nine months ended September 30, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $193,414 (1995 and 1994). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions.
The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs.

As of September 30, 1995, the Partnership had two mortgage loans each with an insurance company in the amount of $3,144,868 and $967,652. Both mortgages are due October 5, 2002, currently bear interest at a fixed rate of 8.375% and are secured by a first mortgage on Park Place Apartments Phase
II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

As of September 30, 1995, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., affiliates of the General Partner, had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,571,876. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1995 is $1,432,826. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties and decreases in accounts payable - construction. These improvements are funded by cash flow from operations and capital contributions as previously discussed in the Partnership's Form 10-K for the year ended December 31, 1994. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are a result of increases in accounts payable - construction. Cash flows used in financing activities are for cash distributions, principal payments on mortgages and note payable and payment of loan costs. Cash flows provided by financing activities represent an increase in a note payable. The net joint venture capital contribution represents the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture net the Partnership's proportionate interest in the joint venture's increase in cash which resulted from capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues and expenses are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues and expenses. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1994 except that which is discussed in the following paragraph.

The demand on future liquidity is anticipated to increase in 1995 as compared to 1994 as a result of the Blankenbaker Business Center Joint Venture's permanent financing as discussed on page 11. The permanent financing replaced a $4,715,000 note payable which bore interest at a variable rate of Prime + 1%. The Prime Rate ranged from 6% to 7.75% during the first nine months of 1994. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1995 and 1994.

                                    Net Loss       Cash       Return of
                                   Allocated   Distributions   Capital

             Limited Partners:
                  1995           $ (121,441)    $  191,479   $  191,479
                  1994             (305,477)       191,479      191,479

             General Partner:
                  1995           $   (1,227)    $    1,935   $    1,935
                  1994               (3,086)         1,935        1,935

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

     None

3.   Defaults upon Senior Securities

     None

4.   Submission of Matters to a Vote of Security Holders

     None

5.   Other Information

     None

6.   Exhibits and Reports on Form 8-K

     (a) Exhibits:

              Exhibit 27. Financial Data Schedule

     (b) Reports on Form 8-K:

         No reports on Form 8-K were filed for the three months ended September 30, 1995.

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


Date: November 10, 1995