Form 10-K
period 1995-12-31
NTS PROPERTIES VII LTD/FL
filed 1996-03-29
CIK 814222

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

    (Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                For the fiscal year ended    December 31, 1995

                                          OR

       _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                For the transition period from __________ to ____________

                Commission file number    0-17589

                            NTS-PROPERTIES VII, LTD.
             (Exact name of registrant as specified in its charter)

            Florida                                    61-1119232
 ---------------------------------------            -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                     40223
----------------------------------------            -------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (502) 426-4800
                                                    -------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                YES  X         NO

Indicate by check mark if disclosure of delinquent  filers pursuant to Item
405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See Page 35
Total Pages: 38

                                TABLE OF CONTENTS
                                -----------------


                                                                       Pages
                                                                       -----

                                     PART I

Items 1 and 2    Business and Properties                                3-9
Item 3           Legal Proceedings                                        9
Item 4           Submission of Matters to a Vote
                  of Security Holders                                     9


                                     PART II

Item 5           Market for the Registrant's Limited Partnership
                  Interests and Related Partner Matters                  10
Item 6           Selected Financial Data                                 11
Item 7           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                       12-19
Item 8           Financial Statements and Supplementary
                  Data                                                20-31
Item 9           Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                   32


                                    PART III

Item 10          Directors and Executive Officers of
                  the Registrant                                         32
Item 11          Management Remuneration and Transactions                33
Item 12          Security Ownership of Certain Beneficial
                  Owners and Management                                  33
Item 13          Certain Relationships and Related
                  Transactions                                        33-34


                                     PART IV


Item 14          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                             35-37


Signatures                                                               38

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The general partner is NTS-Properties Associates VII, a Kentucky limited partnership. As of December 31, 1995 the Partnership owned the following properties:

     - The Park at the Willows,  a 48-unit luxury apartment complex located on a
       2.8 acre tract in Louisville, Kentucky, acquired complete by the Partnership.

     - Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by the Partnership.

     - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between the Partnership and NTS-Properties Plus Ltd., an affiliate of the general partner of the Partnership, The Joint Venture Agreement was amended to admit NTS-Properties IV., Ltd., an affiliate of the general partner of the Partnership, ("NTS- Properties IV") during 1994. The Partnership's percentage interest in the joint venture was 31% at December 31, 1995.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

The Park at the Willows is not encumbered by any outstanding mortgages at December 31, 1995.

Park Place Apartments Phase II is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1995 was $4,099,104 ($3,134,609 and $964,495). Both mortgages currently bear a fixed interest rate of 8.375% and are due October 5, 2002. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., publicly registered limited partnerships sponsored by an affiliate of the General Partner, is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1995 was $4,500,239. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1995 is $1,410,375. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently, monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

For a further discussion regarding the terms of the financings, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7).

As of December 31, 1995, the Partnership had no material commitments for renovations or capital improvements.

-------------------

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. A presentation of information concerning industry segments is not applicable.

The current business of the Partnership is consistent with the original purpose of the Partnership which was to acquire, directly or by joint venture, unimproved or partially improved land, to construct and otherwise develop thereon apartment complexes or commercial properties, and to own and operate the completed properties. The original purpose also includes the ability of the Partnership to invest in fully improved properties, either directly or by joint venture. The Partnership's properties are in a condition suitable for their intended use.

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months.

The Park at the Willows
-----------------------

All units in The Park at the Willows are loft, studio or deluxe one-bedroom apartments. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Loft and deluxe units have washer/dryer hook-ups. In addition, pursuant to an agreement with the Willows of Plainview apartment community which was developed adjacent to The Park at the Willows and is owned by NTS-Properties IV and NTS-Properties V, two publicly registered limited partnerships sponsored by an affiliate of the General Partner, tenants of The Park at the Willows have access to and use of the coin-operated washer/dryer facilities, clubhouse, management offices, swimming pool, whirlpool and tennis courts at The Willows of Plainview. The Partnership shares proportionately in the cost of maintaining and operating these facilities.

Monthly rental rates at The Park at the Willows start at $429 for studio apartments, $589 for deluxe units and $669 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 96% (1995), 83% (1994), 92% (1993), 92% (1992) and 71% (1991).

Park Place Apartments Phase II
------------------------------

Units at Park Place Apartments Phase II include one-bedroom and two-bedroom apartments and two-bedroom townhomes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Each unit has either a washer/dryer hook-up or access to coin-operated washers and dryers. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise

------------------------------------------

facility and management offices. The amenities are shared with Phase I of the Park Place development which was developed and constructed by NTS- Properties VI, an affiliate of the General Partner. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase II start at $709 for one-bedroom apartments, $939 for two-bedroom apartments and $1,099 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 91% (1995), 92%
(1994), 86% (1993), 94% (1992) and 88% (1991).

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1995 was $7.48. The lease term is for 11 years and expires in July 2005. Prudential Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1995, 1994, 1993, 1992 and 1991 was 100%.

The following table contains approximate data concerning the lease in effect on December 31, 1995:

Major Tenant:

                                                    Current Base
                                    Sq. Ft. and     Annual Rental
                                     % of Net      and % of Gross
                        Year of      Rentable        Base Annual      Renewal
       Name           Expiration     Area(1)           Rental         Options
       ----           ----------     -------           ------         -------

Prudential Service
 Bureau, Inc.            2005      48,463 (100%)   $752,787 (100%)    None

(1)  Rentable area includes only ground floor square feet.

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                 Federal      Realty        Annual
                                Tax Basis    Tax Rate    Realty Taxes
                                ---------    --------    ------------
Wholly-Owned Properties
-----------------------
The Park at the Willows        $2,559,768    $.011410       $18,161

Park Place Apartments
Phase II                        9,348,562     .009905        64,436

Property Owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties Plus Ltd.
--------------------
Blankenbaker Business
Center 1A                       7,356,545     .011410        66,685

-------------------------------------------

Percentage ownership has not been applied to the Blankenbaker Business Center 1A information in the table on page 5.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 for amenities. There are currently no planned renovations which would have an impact on realty taxes.

See Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7.) for explanations regarding the fluctuations of income and occupancy at the Partnership's properties.

Investment in Joint Venture
---------------------------

Blankenbaker Business Center Joint Venture - On December 28, 1990, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. The use of the parking lot is a provision of the tenants' lease agreements with the business center.

On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture. The terms of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

          a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

          (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Real Property and Parking Lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;

          (c) the vote or consent of each of the Partners to dissolve the Partnership; or

          (d)  December 31, 2030.

In 1990 when the Joint Venture was originally formed, the Partnership contributed $450,000 which was used for additional tenant improvements to the business center and made a capital contribution to the Joint Venture of $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. For a further discussion regarding the permanent financing, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7).

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential lease renewal and expansion. For a further discussion of the lease renewal and expansion, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the

---------------------------------------

Joint Venture to obtain the $4,800,000 of permanent financing discussed on page 6, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new Joint Venture Partner. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project.
NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture, and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS- Properties IV. With this expansion, Prudential now occupies 100% of the business center. No future contributions are anticipated as of December 31, 1995.

In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional of capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture was allocated to the Partnership and NTS-Properties Plus Ltd. in determining each Joint Venture partners's percentage interest.

The Partnership's interest in the Joint Venture remained at 31%. NTS- Properties Plus Ltd.'s interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and the Partnership. NTS-Properties IV obtained a 30% interest in the Joint Venture as a result of its capital contribution.

The Net Cash Flow for each calendar quarter is distributed to the Partners in accordance with their respective Percentage Interests. The term Net Cash Flow for any period shall mean the excess, if any, of (A) the sum of (i) the gross receipts of the Joint Venture Property for such period, other than capital contributions, plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of
(i) all cash operating expenses paid by the Joint Venture Property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the Joint Venture property and (iv) reserves for contingent liabilities and future expenses of the Joint Venture Property as established by the Partners; provided, however, that the amounts referred to in (B)(i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

---------------------------------------

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 31% at December 31, 1995.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1995.

Competition
-----------

The Partnership's residential properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1995, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In the vicinity near Park Place Apartments Phase II, there are 330 apartment units currently under construction which are scheduled to be completed during the third quarter of 1996. At this time it is unknown the effect these new units will have on occupancy at Park Place Apartments. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VII, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates VII. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $101,312 for the year ended December 31, 1995. $17,844 was received from the Partnership's commercial property and $83,468 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

In addition, the management agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of the Property Manager in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse the Property Manager for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1995, the Management Agreement is still in effect.

Conflict of Interest
--------------------

Because the principals of the general partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the Limited Partners and the Partnership's investment objectives and policies. The General Partner is accountable to the Limited Partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by the Partnership for liability resulting from errors in judgement or certain acts or omissions. With respect to these potential conflicts of interest, the general partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop competing properties now and in the future, in addition to those existing properties which may compete directly or indirectly.

NTS Development Company, the Property Manager and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60 days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the general partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Partner Matters

There is no established trading market for the limited partnership interests. The Partnership had 1,393 limited partners as of February 29, 1996. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1995 financial statements.

Annual distributions totalling $.40 were paid per limited partnership unit during the years ended December 31, 1995, 1994 and 1993. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                          1995           1994            1993
                       ----------     ----------      ---------

First quarter           $   .10        $   .10        $   .10
Second quarter              .10            .10            .10
Third quarter               .10            .10            .10
Fourth quarter              .10            .10            .10
                           ----           ----           ----

                        $   .40        $   .40        $   .40
                           ====           ====           ====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993.


                       Net Income        Cash
                        (Loss)       Distributions    Return of
                       Allocated        Declared       Capital
                       ---------        --------       -------

Limited Partners:
       1995            $(103,976)      $ 255,306     $ 255,306
       1994             (390,560)        255,306       255,306
       1993             (309,892)        255,306       255,306

General Partner:
       1995            $  (1,050)      $   2,579     $   2,579
       1994               (3,945)          2,579         2,579
       1993               (3,130)          2,579         2,579


Item 6.  Selected Financial Data

For the years ended December 31, 1995, 1994, 1993, 1992 and 1991.



                                                1995               1994               1993               1992               1991
                                            -----------       ------------        ------------       ------------       -----------

Total revenues                             $  1,972,169       $  1,871,478       $  1,830,587       $  1,761,507       $  1,656,661

Total expenses                               (2,077,195)        (2,265,983)        (2,143,609)        (2,121,701)        (2,144,616)
                                           ------------       ------------       ------------       ------------       ------------

Net loss                                   $   (105,026)      $   (394,505)      $   (313,022)      $   (360,194)      $   (487,955)
                                           ============       ============       ============       ============       ============

Net loss allocated to:
 General partner                           $     (1,050)      $     (3,945)      $     (3,130)      $     (3,602)      $     (4,880)
 Limited partners                          $   (103,976)      $   (390,560)      $   (309,892)      $   (356,592)      $   (483,075)

Net loss per limited
 partnership unit                          $       (.16)      $       (.61)      $       (.49)      $       (.56)      $       (.76)

Weighted average number
 of limited partnership
 units                                          638,265            638,265            638,265            638,265            638,265

Cumulative net (loss)
 allocated to:
  General partner                          $    (25,794)      $    (24,744)      $    (20,799)      $    (17,669)      $    (14,067)
  Limited partners                         $ (2,553,698)      $ (2,449,722)      $ (2,059,162)      $ (1,749,270)      $ (1,392,678)

Cumulative taxable
 income (loss) allocated
 to:
  General partner                          $     14,381       $    (33,877)      $    (30,239)      $    (25,441)      $    (22,863)
  Limited partners                         $ (2,965,106)      $ (2,840,798)      $ (2,554,247)      $ (2,192,373)      $ (2,019,611)

Distributions declared:
 General partner                           $      2,579       $      2,579       $      2,579       $      2,579       $      2,579
 Limited partners                          $    255,306       $    255,306       $    255,306       $    255,306       $    255,306

Cumulative distributions
 declared:
  General partner                          $     19,121       $     16,542       $     13,963       $     11,384       $      8,805
  Limited partner                          $  1,892,870       $  1,637,564       $  1,382,258       $  1,126,952       $    871,646

At year end:

Cash and equivalents                       $    377,212       $    515,376       $    798,256       $    718,089       $    601,142

Investment securities                      $    103,908       $       --         $       --         $       --         $       --

Land, buildings and
 amenities, net                            $ 11,405,597       $ 11,902,498       $ 12,332,771       $ 12,992,460       $ 13,637,198

Total assets                               $ 12,108,948       $ 12,677,879       $ 13,311,220       $ 13,930,525       $ 14,478,261

Mortgages and notes
 payable                                   $  5,509,479       $  5,648,524       $  5,674,674       $  5,722,109       $  5,630,074


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                   Percentage
                                  Ownership at
                                    12/31/95      1995     1994     1993
                                  ------------    ----     ----     ----

Wholly-owned Properties
-----------------------

The Park at the Willows               100%        96%       83%      92%

Park Place Apartments
Phase II                              100%        91%       92%      86%

Property owned in Joint
Venture with NTS-Properties
IV and NTS-Properties Plus Ltd.
-------------------------------

Blankenbaker Business
Center 1A                              31%       100%      100%     100%

Rental and other income generated by the Partnership's properties for the years ended December 31, 1995, 1994 and 1993 were as follows:


                             Percentage
                             Ownership
                            at 12/31/95     1995          1994         1993
                            -----------   --------     ----------    ----------

Wholly-owned Properties
-----------------------

The Park at the Willows        100%      $  316,949    $  319,487   $  330,642

Park Place Apartments
Phase II                       100%      $1,352,427    $1,269,494   $1,223,996

Property owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties Plus Ltd.
--------------------

Blankenbaker Business
Center 1A                       31%(1)   $  291,468    $  266,941   $  257,735

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during 1995, 1994 and 1993.

The Park at the Willows' year-ending occupancy increased from 83% in 1994 to 96% in 1995 and average occupancy increased from 90% in 1994 to 93% in 1995. The Park at the Willows' year-ending occupancy decreased from 92% in 1993 to 83% in 1994; however average occupancy increased from 88% in 1993 to 90% in 1994. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire year's

---------------------------------

results. There were no significant changes in average occupancy from 1994 to 1995 and from 1993 to 1994. In the opinion of the General Partner of the Partnership, the decrease in 1994 year-ending occupancy was only a temporary fluctuation and does not represent a downward occupancy trend. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the change in occupancy will be much greater than at other residential properties because of its small size. Rental and other income at The Park at the Willows decreased from 1994 to 1995 and from 1993 to 1994 as a result of decreased income from the rental of fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to increase and revenues to decrease when the number of fully furnished units has decreased.

Park Place Apartments Phase II's year-ending occupancy decreased from 92% in 1994 to 91% in 1995; however, average occupancy increased from 88% in 1994 to 91% in 1995. Rental and other income at Park Place Apartments Phase II increased from 1994 to 1995 as a result of the increase in average occupancy, increased rental rates and increased income from fully furnished units as a result of an increased number of fully furnished units being leased.

Park Place Apartments Phase II's year-ending occupancy increased from 86% in 1993 to 92% in 1994; however, average occupancy decreased from 90% in 1993 to 88% in 1994. Rental and other income at Park Place Apartments Phase II increased from 1993 to 1994 as a result of an increase in income from fully furnished units (increased number of fully furnished units were leased) and an increase in income collected upon early lease terminations and from short term leases. The increases in rental and other income are partially offset by the decrease in average occupancy from 1993 to 1994.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extends the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income increased from 1994 to 1995 as a result of the lease renewal and expansion with Prudential Service Bureau, Inc. Blankenbaker Business Center 1A's rental and other income increased from 1993 to 1994 as a result of a rent escalation which is based on changes in the consumer price index.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of
Item 7 for a discussion regarding the cash requirements of the Partnership's current debt financings.

Interest and other income includes interest income from investments made by the Partnership with excess cash. The decrease in interest income from 1994 to 1995 and from 1993 to 1994 is a result of decreased cash being available for investment as a result of a $500,000 capital contribution made to the Blankenbaker Business Center Joint Venture.

---------------------------------

Operating expenses have increased from 1994 to 1995 due to increased replacement costs (carpet, vinyl and wallcovering) and increased building maintenance costs (roof and patio repairs) at Park Place Apartments Phase II. Also contributing to the increase in operating expenses from 1994 to 1995 is increased deferred leasing commission amortization at Blankenbaker Business Center 1A. The commission was a result of Prudential Service Bureau, Inc.'s lease renewal and expansion. Leasing commissions are amortized over the term of the lease to which they apply. These increases are partially offset by decreased replacement costs at The Park at the Willows and decreased snow removal costs at all the Partnership's properties.

Operating expenses have increased from 1993 to 1994 primarily as a result of increased operating expenses at Park Place Apartments Phase II. Increased expenses at Park Place Apartments Phase II include increased building maintenance costs (pest control, interior/exterior painting and roof repairs), landscaping costs (irrigation repairs and replacements of shrubbery and plants damaged by the January 1994 winter storm), utility costs (increased rates and consumption) and costs associated with fully furnished units. Also contributing to the increase in operating expenses from 1993 to 1994 are increased replacement costs (replaced water main) at The Park at the Willows, increased snow removal costs at all the Partnership's properties and increased carpet replacement costs at the Partnership's residential properties. The increases in operating expenses are partially offset by decreased costs associated with fully furnished units at the Park at the Willows from 1993 to 1994.

Operating expenses - affiliated decreased from 1994 to 1995 as a result of decreased leasing costs at Blankenbaker Business Center 1A and as a result of decreased administrative salaries at the Partnership's residential properties. These decreases were partially offset by increased property maintenance and grounds maintenance salaries at Park Place Apartments Phase II. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Operating expenses - affiliated from 1993 to 1994 increased as a result of increased leasing salaries and legal fees associated with the lease renewal and expansion at Blankenbaker Business Center 1A. (See the discussion regarding the lease renewal and expansion on page 17.) The increase in operating expenses -affiliated from 1993 to 1994 is partially offset by decreased property manager salaries at the Partnership's residential properties.

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased from 1993 to 1994 and from 1994 to 1995 as a result of a portion of the costs capitalized during start-up having become fully amortized.

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

---------------------------------

The increase in interest expense from 1994 to 1995 is the result of the higher interest rate on the permanent financing obtained by Blankenbaker Business Center Joint Venture in November 1994. The permanent financing replaced a $4,715,000 note payable which bore interest at a variable rate of Prime + 1%.

The increase in interest expense from 1993 to 1994 is a result of increases in the Prime Rate from 6% at December 31, 1993 to 8.5% at December 31, 1994 and as a result of the higher interest rate on the permanent financing obtained November 8, 1994. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes remained fairly constant from 1994 to 1995. Real estate taxes increased from 1993 to 1994 as a result of an increase in the 1994 property tax assessment for the Park at the Willows Apartments and as a result of an increase in the tangible personal property taxes associated with Park Place Apartments Phase II. Real estate taxes at Blankenbaker Business Center 1A from 1993 to 1994 remained constant.

The decrease in professional and administrative expenses from 1994 to 1995 is primarily due to the fact that 1994 includes a write-off of unamortized loan costs which were associated with the Blankenbaker Business Center Joint Venture's $1.1 million note payable. The unamortized loan fees were expensed due to the fact that the note was retired prior to its maturity.
There was no similar expense in 1995.

The increase in professional and administrative expenses from 1993 to 1994 is primarily due to the write-off of unamortized loan costs in 1994, as previously discussed. There was no similar expense in 1993. The increase in professional and administrative expenses from 1993 to 1994 is partially offset by decreased outside legal fees.

Professional and administrative costs - affiliated have remained fairly constant from 1993 to 1994 and from 1994 to 1995. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased from 1994 to 1995 as a result of assets with shorter lives at Park Place Apartments Phase II having become fully depreciated and as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated. The decrease in depreciation and amortization from 1994 to 1995 is partially offset by depreciation on the new tenant finish improvements at Blankenbaker Business Center 1A. Depreciation remained fairly constant at the Park at the Willows from 1994 to 1995. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,800,000.

Depreciation and amortization decreased from 1993 to 1994 as a result of Partnership organizational costs becoming fully amortized during the first quarter of 1993 and as a result of assets with shorter lives at Park Place Apartments Phase II having become fully depreciated. The decrease in depreciation and amortization from 1993 to 1994 is partially offset by depreciation on the new tenant finish improvements at Blankenbaker Business Center 1A. Depreciation and amortization remained fairly constant at The Park at the Willows from 1993 to 1994.

Liquidity and Capital Resources
-------------------------------

Cash provided from operations was $469,855, $232,423 and $410,867 for the years ended December 31, 1995, 1994 and 1993, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) distribution of $257,885
(1995, 1994 and 1993). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovation and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December 31) were $481,120, $515,376 and $798,256 at December 31, 1995, 1994 and 1993, respectively.

As of December 31, 1995, the Partnership had mortgages payable in the amount of $4,099,104 ($3,134,609 and $964,495) from two insurance companies. Both mortgages bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. At the end of the 56th month from the date of the notes (notes dated September 8, 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Both mortgages are secured by a first mortgage on Park Place Apartments Phase II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

On November 8, 1994, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, obtained permanent financing with an insurance company in the amount of $4,800,000. The loan proceeds were used by the Joint Venture to retire its note payable to a bank in the amount of $4,636,527, of which the Partnership's proportionate interest was $1,453,088, and to fund loan costs. The mortgage is recorded as a liability of the Joint Venture. The outstanding balance at December 31, 1995 was $4,500,239 of which the Partnership's proportionate interest is $1,410,375. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential Service Bureau, Inc. ("Prudential") lease renewal and expansion. (See page 17 for a discussion of this lease renewal and expansion.) The note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the long term permanent financing discussed above, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs (discussed on page 17) instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture debt being at a level where permanent financing could be obtained and serviced.

-------------------------------------------

On August 16, 1994, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, amended its joint venture agreement to admit NTS-Properties IV to the Joint Venture. In accordance with the Joint Venture Agreement Amendment, NTS-Properties IV contributed $1,100,000 and the Partnership contributed $500,000. The general partner of the Partnership determined that the admission of NTS-Properties IV to the Joint Venture was consistent with the investment objectives permitted by the Partnership's partnership agreement. See below for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV.

The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. The lease was a result of winning a competitive request for proposals issued by Prudential as it approached a decision regarding where it would locate its expanding Louisville operations following the expiration of its lease at Blankenbaker Business Center 1A. To meet the needs of the tenant, the lease expanded Prudential's leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential now occupies 100% of the business center (approximately 101,000 square feet). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1.4 million.

In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture was allocated to the Partnership and NTS-Properties Plus Ltd. in determining each Joint Venture partner's percentage interest.

The Partnership's interest in the Joint Venture remained at 31%. NTS- Properties Plus Ltd.'s interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and the Partnership. NTS-Properties IV obtained a 30% interest in the Joint Venture as a result of its capital contribution.

The  majority  of  the  Partnership's   cash  flow  is  derived  from  operating
activities. The increase in other assets represents the Partnership's proportionate interest in the commission which was paid in connection with the lease renewal and expansion by Prudential Service Bureau, Inc. at Blankenbaker Business Center 1A (see above). Cash flows used in investing activities are for capital improvements at the Partnership's properties and decreases in accounts payable - construction. These improvements are funded by cash flow from operations and capital contributions as discussed above. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash. The Partnership intends to hold the securities until maturity. Cash flows provided by investing activities are a result of increases in accounts payable - construction and are also derived from the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages and note payable and payment of loan costs. Cash flows provided by financing activities represent an increase in a mortgage payable. The

-------------------------------------------

net joint venture capital contribution represents the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture net the Partnership's proportionate interest in the joint venture's increase in cash which resulted from capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues and expenses are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues and expenses. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1995 except that which is discussed in the following paragraph.

As of December 31, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase and retire up to 31,913 Units at a price of $4.00 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded by investment securities and cash reserves.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at December 31, 1995.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1995, 1994 and 1993.


                                              Cash
                            Net Loss      Distributions      Return of
                           Allocated         Declared         Capital
                           ---------         --------         -------

Limited Partners:
       1995                $(103,976)         $ 255,306      $ 255,306
       1994                 (390,560)           255,306        255,306
       1993                 (309,892)           255,306        255,306

General Partner:
       1995                $  (1,050)         $   2,579      $   2,579
       1994                   (3,945)             2,579          2,579
       1993                   (3,130)             2,579          2,579

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

-------------------------------------------

The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. This lease provision, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 36 and 37 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                        ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 14, 1996




                            NTS-PROPERTIES VII, LTD.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1995 AND 1994




                                             1995                  1994
                                         -------------          -------------

ASSETS

Cash and equivalents                     $    377,212          $    515,376
Cash and equivalents - restricted              55,014                53,219
Investment securities                         103,908                 --
Accounts receivable                             8,098                22,575
Land, buildings and amenities, net         11,405,597            11,902,498
Other assets                                  159,119               184,211
                                          ------------          ------------

                                         $ 12,108,948          $ 12,677,879
                                          ============          ============

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                        $  5,509,479          $  5,648,524
Accounts payable - operations                  53,878                67,815
Accounts payable - construction                 --                   52,499
Distributions payable                          64,471                64,471
Security deposits                              33,480                37,342
Other liabilities                               3,323                 --
                                          ------------          ------------
                                            5,664,631             5,870,651

Partners' equity                            6,444,317             6,807,228
                                          -------------         ------------

                                         $ 12,108,948          $ 12,677,879
                                          ============          ============


The accompanying notes to financial statements are an integral part of these statements.




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                              1995             1994             1993
                                          ------------     ------------     ------------
Revenues:
 Rental income                            $ 1,957,327      $ 1,852,819      $ 1,803,474
 Interest and other income                     14,842           18,659           27,113
                                           -----------      -----------      -----------

                                            1,972,169        1,871,478        1,830,587

Expenses:
 Operating expenses                           460,491          442,566          371,562
 Operating expenses - affiliated              226,010          258,110          249,259
 Amortization of capitalized leasing
  costs                                         6,266           18,362           22,569
 Write-off of unamortized tenant
  improvements                                  --              41,739            --
 Interest expense                             469,039          465,746          457,337
 Management fees                              101,312           96,658           93,439
 Real estate taxes                            103,496          106,110          100,173
 Professional and administrative
  expenses                                     55,388           77,768           69,143
 Professional and administrative
  expenses - affiliated                        93,657           91,227           88,650
 Depreciation and amortization                561,536          667,697          691,477
                                           -----------      -----------      -----------

                                            2,077,195        2,265,983        2,143,609
                                           -----------      -----------      -----------

Net loss                                  $  (105,026)     $  (394,505)     $  (313,022)
                                           ===========      ===========      ===========

Net loss allocated to the limited
 partners                                 $  (103,976)     $  (390,560)     $  (309,892)
                                           ===========      ===========      ===========

Net loss per limited partnership
unit                                      $      (.16)     $      (.61)     $      (.49)
                                           ===========      ===========      ===========

Weighted average number of limited
 partnership units                            638,265          638,265          638,265
                                           ===========      ===========      ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES VII, LTD.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                     Limited        General
                                    Partners       Partners         Total
                                  ------------   ------------    ------------

Balances at December 31, 1992     $ 8,059,478    $   (28,953)   $ 8,030,525

 Net loss                            (309,892)        (3,130)      (313,022)

 Distributions declared              (255,306)        (2,579)      (257,885)
                                   -----------    -----------    -----------

Balances at December 31, 1993       7,494,280        (34,662)     7,459,618

 Net loss                            (390,560)        (3,945)      (394,505)

 Distributions declared              (255,306)        (2,579)      (257,885)
                                   -----------    -----------    -----------

Balances at December 31, 1994       6,848,414        (41,186)     6,807,228

 Net loss                            (103,976)        (1,050)      (105,026)

 Distributions declared              (255,306)        (2,579)      (257,885)
                                   -----------    -----------    -----------

Balances at December 31, 1995     $ 6,489,132    $   (44,815)   $ 6,444,317
                                   ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.





                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                    1995           1994           1993
                                                    ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $  (105,026)   $  (394,505)   $  (313,022)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Accrued interest on investment securities          (1,408)          --             --
  Amortization of capitalized leasing costs           6,266         18,362         22,569
  Write-off unamortized tenant improvements            --           41,739           --
  Depreciation and amortization                     561,536        667,697        691,477
  Changes in assets and liabilities:
   Cash and equivalents - restricted                 (1,795)         1,431          5,787
   Accounts receivable                               14,477         11,650          4,033
   Other assets                                      10,281       (106,925)           986
   Accounts payable - operations                    (13,937)          (297)         7,374
   Security deposits                                 (3,862)        (6,729)        (8,337)
   Other liabilities                                  3,323           --             --
                                                 -----------    -----------    -----------

  Net cash provided by operating activities         469,855        232,423        410,867
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
 amenities                                          (56,090)      (273,096)        (8,336)
(Decrease in) additions to accounts payable -
 construction                                       (52,499)        52,499           --
Purchase of investment securities                  (202,363)          --             --
Maturity of investment securities                    99,863           --             --
                                                 -----------    -----------    -----------

  Net cash used in investing activities            (211,089)      (220,597)        (8,336)
                                                 -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Joint venture capital contribution                     --            1,382           --
Increase in mortgage payable                           --        1,580,629           --
Principal payments on mortgages and note
 payable                                           (139,045)    (1,604,342)       (47,435)
Cash distributions                                 (257,885)      (257,885)      (257,885)
Additions to loan costs                                --          (14,490)       (17,044)
                                                 -----------    -----------    -----------

  Net cash used in financing activities            (396,930)      (294,706)      (322,364)
                                                 -----------    -----------    -----------

  Net increase (decrease) in cash and
   equivalents                                     (138,164)      (282,880)        80,167

CASH AND EQUIVALENTS, beginning of year             515,376        798,256        718,089
                                                 -----------    -----------    -----------

CASH AND EQUIVALENTS, end of year               $   377,212    $   515,376    $   798,256
                                                 ===========    ===========    ===========

Interest paid on a cash basis                   $   469,631    $   469,670    $   457,250
                                                 ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.     Significant Accounting Policies
       -------------------------------

       A)    Organization
             ------------

             NTS-Properties VII, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of Florida in April 1987. The general partner is NTS-Properties Associates VII (a Kentucky limited partnership). The Partnership is in the business of developing, constructing, owning and operating apartment complexes and commercial real estate.

       B)    Properties
             ----------

             The Partnership owns and operates the following properties:

             - The Park at the Willows,  a 48-unit luxury  apartment  complex in
               Louisville, Kentucky

             - Park  Place  Apartments  Phase II, a  132-unit  luxury  apartment complex in Lexington, Kentucky

             - A 31% joint  venture  interest in  Blankenbaker  Business  Center
               Phase 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

       C)    Allocation of Net Income (Loss) and Cash Distributions
             ------------------------------------------------------

             Pre-Termination Date Net Cash Receipts and Interim Net Cash Receipts, as defined in the partnership agreement, and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the general partner.

             Net Operating Income (excluding Net Gains from Sales and other specially allocated items) shall be allocated to the limited partners and the general partner in proportion to their respective cash distributions. Net Operating Income in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the general partner until the limited partners have received an amount equal to their Original Capital less cash distributions except distributions of Pre-Termination Date Net Cash Receipts; (3) the balance, 80% to the limited partners and 20% to the general partner. Net Operating Losses shall be allocated 99% to the limited partners and 1% to the general partner.

       D)    Tax Status
             ----------

             The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

       -------------------------------------------

       D)    Tax Status - Continued
             ----------------------

             A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                             1995         1994         1993
                                          ----------   ----------   ----------

             Net loss                     $(105,026)   $(394,505)   $(313,022)

             Items handled differently
             for tax purposes:
              Depreciation and
               amortization                  (5,777)      83,538     (102,073)
              Capitalized leasing costs      28,219       40,266       44,381
              Rental income                   6,534       18,713        4,042
              Write-off of unamortized
               tenant improvements             --        (38,428)        --
              Loss on disposal of
               assets                          --            227         --
                                           ---------    ---------    ---------

             Taxable loss                 $ (76,050)   $(290,189)   $(366,672)
                                           =========    =========    =========


       E)    Use of Estimates in the Preparation of Financial Statements
             -----------------------------------------------------------

             The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       F)    Joint Venture Accounting
             ------------------------

             The Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

       G)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represents funds received for residential security deposits and funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements.

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During 1995, the Partnership sold no investment securities.

       -------------------------------------------

       H)    Investment Securities - Continued
             ---------------------------------

             The following provides details regarding the investments held at December 31, 1995:

                                         Amortized   Maturity    Value At
                   Type                     Cost       Date      Maturity
                   ----                  ---------   --------    --------

             Certificate of Deposit      $103,908    01/05/96    $103,968
                                          =======                 =======

             The Certificate of Deposit held at December 31, 1995 has been designated to fund a portion of the Interest Repurchase Reserve. See Note 4 for additional information regarding the Interest Repurchase Reserve.

             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months in 1994 or 1993.

       I)    Basis of Property and Depreciation
             ----------------------------------

             Land, building and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 30 years for land improvements, 5-30 years for buildings and improvements and 5-7 years for amenities.

             In March 1995,  the  Financial  Accounting  Standards  Board issued
             Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership is required to adopt the Statement no later than January 1, 1996, although earlier implementation is permitted. The Statement is required to be applied prospectively for assets to be held and used. The initial application of the Statement to assets held for disposal is required to be reported as the cumulative effect of a change in accounting principle.

             The Partnership plans to adopt the Statement as of January 1, 1996. Based on a preliminary review, the Partnership does not anticipate that any material adjustments will be required.

       J)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             The lease agreement at the commercial property is structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from this lease is being recognized on a straight-line basis over the lease term. Accrued income connected with this lease is included in accounts receivable and totalled $7,665 and $14,200 at December 31, 1995 and 1994, respectively. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with the initial leasing of the properties are capitalized and amortized over a five-year period.

       K)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       -------------------------------------------

       L)    Reclassification of 1994 and 1993 Financial Statements
             ------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1994 and 1993 financial statements to conform with December 31, 1995 classifications. These reclassifications have no effect on previously reported operations.

2.     Concentration of Credit Risk
       ----------------------------

       NTS-Properties VII, Ltd. owns and operates, through a joint venture, a commercial property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. The Partnership also owns and operates residential properties in Louisville and Lexington, Kentucky. The apartment unit is generally the principal residence of the tenant.

3.     Investment in Blankenbaker Business Center Joint Venture
       --------------------------------------------------------

       On December 28, 1990, the Partnership entered into a Joint Venture Agreement with NTS-Properties Plus Ltd., an affiliate of the general partner of the Partnership, to complete the development of Blankenbaker Business Center 1A, a business center located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property (Real Property) to the capital of the Joint Venture, subject to mortgage indebtedness in the amount of $4,715,000. The agreed upon net fair market value of NTS-Properties Plus Ltd.'s capital contribution is $1,700,000, being the appraised value of the Real Property ($6,415,000) reduced by the $4,715,000 mortgage. The Partnership contributed $450,000 which was used for additional tenant improvements to the Real Property and made a capital contribution to the Joint Venture of $325,000 to purchase a 2.49 acre parking lot that was leased from an affiliate of the general partner as described in NTS-Properties Plus Ltd.'s Prospectus. NTS- Properties Plus Ltd. transferred to the Joint Venture its option to purchase the parking lot, and the Joint Venture exercised the option.

       The use of the parking lot is a provision of the tenant's lease agreement with the business center. By purchasing the parking lot, the Joint Venture's annual operating expenses were reduced approximately $35,000. The purchase price of the parking lot was determined by an independent appraisal.

       On August 16, 1994, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the general partner of the Partnership) to the Joint Venture. In accordance with the Joint Venture Agreement Amendment, NTS-Properties IV contributed $1,100,000 and the Partnership contributed $500,000. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease expands Prudential's leased space by approximately 15,000 square feet and extends its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential now occupies 100% of the business center (approximately 101,000 square feet - ground and second floor). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1.4 million.

       In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the

3.     Investment in Blankenbaker Business Center Joint Venture - Continued
       --------------------------------------------------------------------

       additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture has been allocated to the Partnership and NTS- Properties Plus Ltd. in determining each Joint Venture partner's percentage interest.

       The Partnership's interest in the Joint Venture remained at 31%. NTS-Properties Plus Ltd.'s interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and the Partnership. NTS-Properties IV obtained a 30% interest in the Joint Venture as a result of its capital contribution.

       Net income or loss is to be allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 31% at December 31, 1995. The Partnership's share of the joint venture's operating loss was $63,590
       (1995), $192,782 (1994) and $117,049 (1993).

4.     Interest Repurchase Reserve
       ---------------------------

       As of December 31, 1995, the Partnership established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. With this Interest Repurchase Reserve, the Partnership will be able to repurchase and retire up to 31,913 Units at a price of $4.00 per Unit. The Partnership notified the limited partners by letter dated February 1, 1996 of the establishment of the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price. Repurchased Units will be retired by the Partnership, thereby reducing the total number of Units outstanding. The Interest Repurchase Reserve was funded by investment securities and cash reserves.

5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                              1995          1994
                                          -----------   -----------

          Land and improvements           $ 3,775,739   $ 3,700,163
          Buildings and improvements       11,605,948    11,622,612
          Amenities                            74,680       104,005
                                           ----------    ----------

                                           15,456,367    15,426,780

          Less accumulated depreciation     4,050,770     3,524,282
                                           ----------    ----------

                                          $11,405,597   $11,902,498
                                           ==========    ==========

6.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:


                                                     1995           1994
                                                 -----------    -----------
       Mortgage  payable to an insurance
       company,  bearing interest at a fixed
       rate of 8.5%, due November 15, 2005,
       secured by land and building              $ 1,410,375    $ 1,497,396

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.375%, due October 5, 2002,
       secured by land and buildings               3,134,609      3,174,392

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.375%, due October 5, 2002,
       secured by land and buildings                 964,495        976,736
                                                  ----------     ----------
                                                 $ 5,509,479    $ 5,648,524
                                                  ==========     ==========

       The mortgages are payable in monthly installments of $57,824 which includes principal, interest and property taxes.

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,              Amount
       --------------------------------            -----------

                  1996                             $  151,264
                  1997                                164,559
                  1998                                179,021
                  1999                                194,755
                  2000                                211,871
               Thereafter                           4,608,009
                                                   ----------

                                                   $5,509,479
                                                    =========

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,200,000.

7.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1995:

       For the Years Ended December 31,              Amount
       --------------------------------            ----------

                  1996                             $  232,091
                  1997                                232,091
                  1998                                235,924
                  1999                                235,924
                  2000                                235,924
               Thereafter                           1,081,316
                                                    ---------

                                                   $2,253,270
                                                    =========

8.     Related Party Transactions
       --------------------------

       Property  management fees of $101,312 (1995),  $96,658 (1994) and $93,439
       (1993) were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from the residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,337 (1995) and $14,357 (1994) as a repair and maintenance fee and has capitalized this cost as a part of land, buildings and amenities. The Partnership also was charged the following amounts from affiliates of the general partner for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

       These charges were as follows:


                                       1995         1994         1993
                                     --------     --------     --------

          Administrative             $117,792     $113,980     $109,782
          Property manager            154,872      163,947      177,839
          Leasing                      45,332       68,167       44,441
          Other                         1,671        5,553        7,995
                                      -------      -------      -------

                                     $319,667     $351,647     $340,057
                                      =======      =======      =======

       On August 16, 1994, the Partnership contributed $500,000 to the Blankenbaker Business Center Joint Venture. For details regarding this transaction, refer to Note 3 Investment in Blankenbaker Business Center Joint Venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                                  PART III


Item 10.      Directors and Executive Officers of the Registrant

Because the Partnership is a limited partnership and not a corporation, it has no directors or officers as such. Management of the Partnership is the responsibility of the general partner, NTS-Properties Associates VII. The Partnership has entered into a management contract with NTS Development Company, an affiliate of the general partner, to provide property management services.

The general partners of NTS-Properties Associates VII are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 54) is the managing general partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good (age 56), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J.D. Nichols, Richard L. Good and John W. Hampton.

John W. Hampton
---------------

Mr. Hampton (age 46) is Senior Vice President of NTS Development Company with responsibility for all accounting operations. Before joining the Manager in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.  Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The partnership is required to pay a property management fee based on gross rentals to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 8 to the financial statements which sets forth transactions with affiliates of the general partner for the years ended December 31, 1995 1994 and 1993.

The general partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The general partner is NTS-Properties Associates VII, a Kentucky Limited Partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The partners of the general partner and their total respective interests in NTS-Properties Associates VII are as follows:

       J. D. Nichols                           31.05%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       Richard L. Good                         10.00%
       10172 Linn Station Road
       Louisville, Kentucky 40223

       NTS Capital Corporation                 12.00%
       10172 Linn Station Road
       Louisville, Kentucky 40223

The remaining 46.95% interests are owned by various limited partners of NTS-Properties Associates VII.

Item 13.  Certain Relationships and Related Transactions

Property  management fees of $101,312 (1995),  $96,658 (1994) and $93,439 (1993)
were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,337 (1995) and $14,357 (1994) as a repair and maintenance fee and has capitalized this cost as a part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1995, 1994 and 1993. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                           1995           1994           1993
                         --------       --------       --------

Administrative           $117,792       $113,980       $109,782
Property manager          154,872        163,947        177,839
Leasing                    45,332         68,167         44,441
Other                       1,671          5,553          7,995
                          --------      --------       --------

                         $319,667       $351,647       $340,057
                          =======        =======        =======

On August 16, 1994, the Partnership contributed $500,000 to the Blankenbaker Business Center Joint Venture. For details regarding this transaction, refer to
Note 3 of the 1995 financial statements.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously discussed.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      Financial statements

        The financial statements for the period through December 31, 1995, together with the report of Arthur Andersen LLP dated February 14, 1996, appear in Item 8.

2.      Financial statement schedules

        Schedules:                                              Page No.
        ---------                                               --------

        III-Real Estate and Accumulated Depreciation             36-37

        All other schedules have been omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

3.      Exhibits

        Exhibit No.                                             Page No.
        -----------                                             --------

         3.   Amended and Restated Agreement and                   *
              Certificate of Limited Partnership of
              NTS-Properties VII, Ltd., a Florida
              limited partnership

        10.   Property Management and Construction                 *
              Agreement between NTS Development
              Company and NTS-Properties VII, Ltd.

        27.   Financial Data Schedule                          Included
                                                               herewith

              * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987 (effective October 29, 1987) under Commission File No. 33-14308.

4.      Reports on Form 8-K

        No reports on Form 8-K were filed for the quarter ended December 31, 1995.




                            NTS-PROPERTIES VII, LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1995
                             -----------------------


                                                                       Park Place     Blankenbaker
                                                        The Park a     Apartments       Business
                                                        the Willow      Phase II       Center 1A          Total
                                                        ----------     ----------     ------------        -----

Encumbrances                                               None             (A)             (B)

Initial cost to partnership:
  Land                                                 $    457,048   $  2,616,693    $    606,927    $  3,680,668
  Buildings and improvements                              2,091,968      7,692,119       1,679,081      11,463,168

Cost capitalized subsequent to acquisition:
  Improvements                                               10,753         (3,094)        309,098         316,757
  Other (C)                                                    --             --            (4,225)         (4,225)
  Carrying costs                                               --             --              --              --

Gross amount at which carried December 31, 1995 (D):
  Land                                                 $    457,048   $  2,618,162    $    700,529    $  3,775,739
  Buildings and improvements                              2,102,721      7,687,555       1,890,352      11,680,628
                                                        ------------   ------------    ------------    ------------

  Total                                                $  2,559,769   $ 10,305,717    $  2,590,881    $ 15,456,367
                                                        ============   ============    ============    ============

Accumulated depreciation                               $    703,623   $  2,462,401    $    884,746    $  4,050,770
                                                        ============   ============    ============    ============

Date of construction                                         N/A           02/90            N/A

Date Acquired                                               05/88           N/A            12/90

Life at which depreciation in
 latest income statement is
 computed                                                    (E)            (E)             (E)


(A) First mortgage held by two insurance companies.

(B) First mortgage held by an insurance company.

(C) Represents   NTS-Properties   VII,   Ltd.'s   decreased   interest  in
    Blankenbaker Business Center 1A as a result of capital contributions made by the Partnership and NTS-Properties IV to the Blankenbaker Business Center Joint Venture in 1994.

(D) Aggregate cost of real estate for tax purposes is $13,815,548.

(E) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.




                            NTS-PROPERTIES VII, LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
              ----------------------------------------------------



                                                Real          Accumulated
                                               Estate         Depreciation
                                            ------------      ------------


Balances at December 31, 1992               $15,242,217       $ 2,249,757

Additions during period:
 Improvements (a)                                 8,336            --
 Depreciation (b)                                --              668,025
                                             -----------       ----------

Balances at December 31, 1993                15,250,553        2,917,782

Additions during period:
 Improvements (a)                               276,080            --
 Depreciation (b)                                 --             658,890

Deductions during period:
 Retirements                                    (94,165)         (50,926)
 Other (c)                                       (5,688)          (1,464)
                                             -----------       -----------

Balances at December 31, 1994                15,426,780        3,524,282

Additions during period:
 Improvements (a)                                62,291            --
 Depreciation (b)                                 --             552,991

Deductions during period:
 Retirements                                    (32,704)         (26,503)
                                             -----------       -----------

Balances at December 31, 1995               $15,456,367       $ 4,050,770
                                             ===========       ===========


(a) The additions to real estate on this schedule will differ from the expenditures for land, buildings and amenities on the Statements of Cash Flows as a result of minor changes in the Partnership's joint venture investment ownership percentages. Changes that may occur in the ownership percentages are less than one percent.

(b) The additions charged to accumulated depreciation on this schedule will differ from the depreciation and amortization on the Statements of Cash Flows due to the amortization of loan costs.

(c) Represents the Partnership's decreased interest in Blankenbaker Business Center 1A as a result of a capital contribution made by NTS-Properties IV to the Blankenbaker Business Center Joint Venture.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties VII, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NTS-PROPERTIES VII, LTD.
                                     ------------------------
                                           (Registrant)

                                     BY:   NTS-Properties Associates VII,
                                           General Partner, BY:  NTS Capital
                                           Corporation, General Partner


                                           /s/ John W. Hampton
                                           -------------------
                                               John W. Hampton
                                               Senior Vice President



Date:      March 29     , 1996
      ------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

         Signature                                   Title
         ---------                                   -----



/s/ J. D. Nichols
------------------------------
    J. D. Nichols                          General Partner of NTS-Properties
                                           Associates VII and Chairman of the
                                           Board and Sole Director of NTS
                                           Capital Corporation


/s/ Richard L. Good
------------------------------
    Richard L. Good                        General Partner of NTS-Properties
                                           Associates VII and President of
                                           NTS Capital Corporation


/s/ John W. Hampton
------------------------------
    John W. Hampton                        Senior Vice President of NTS Capital
                                           Corporation


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.