Form 10-Q
period 1996-03-31
NTS PROPERTIES VII LTD/FL
filed 1996-05-15
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended            March 31, 1996


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to  ____________________

Commission File Number                  0-17589

                            NTS-PROPERTIES VII, LTD.
             (Exact name of registrant as specified in its charter)

            Florida                                 61-1119232
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Road
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

                                                            YES  X         NO

Exhibit Index: See page 13
Total Pages: 14

                                TABLE OF CONTENTS

                                                                        Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1996 and December 31, 1995                    3

            Statements of Operations
              For the three months ended March 31, 1996 and 1995            4

            Statements of Cash Flows
              For the three months ended March 31, 1996 and 1995            5

            Notes To Financial Statements                                 6-7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8-12


                                     PART II

1.     Legal Proceedings                                                   13
2.     Changes in Securities                                               13
3.     Defaults upon Senior Securities                                     13
4.     Submission of Matters to a Vote of Security Holders                 13
5.     Other Information                                                   13
6.     Exhibits and Reports on Form 8-K                                    13

Signatures                                                                 14



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                      As of            As of
                                                 March 31, 1996   December 31, 1995*
                                                 --------------   ------------------
ASSETS

Cash and equivalents                               $   486,468       $   377,212
Cash and equivalents - restricted                       86,466            55,014
Investment securities                                     --             103,908
Accounts receivable                                     13,743             8,098
Land, buildings and amenities, net                  11,271,320        11,405,597
Other assets                                           169,154           159,119
                                                   -----------       -----------

                                                   $12,027,151       $12,108,948
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $ 5,472,849       $ 5,509,479
Accounts payable - operations                           69,159            53,878
Distributions payable                                   63,426            64,471
Security deposits                                       35,010            33,480
Other liabilities                                       29,101             3,323
                                                   -----------       -----------

                                                     5,669,545         5,664,631

Partners' equity                                     6,357,606         6,444,317
                                                   -----------       -----------

                                                   $12,027,151       $12,108,948
                                                   ===========       ===========


                                         Limited          General
                                        Partners          Partner          Total
                                        --------          -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                       $ 10,935,700      $      100     $ 10,935,800
Net income (loss) - prior years         (2,553,698)        (25,794)      (2,579,492)
Net income - current year                   17,913             181           18,094
Cash distributions declared to
 date                                   (1,955,662)        (19,754)      (1,975,416)
Repurchase of limited
 partnership units                         (41,380)          --             (41,380)
                                       ------------      ----------     ------------

Balances at March 31, 1996            $  6,402,873      $  (45,267)    $  6,357,606
                                       ============      ==========     ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS



                                                           Three Months Ended
                                                                March 31,
                                                                ---------

                                                           1996          1995
                                                           ----          ----

Revenues:
 Rental income                                          $ 506,853     $ 466,289
 Interest and other income                                  4,977         3,212
                                                        ---------     ---------
                                                          511,830       469,501
Expenses:
 Operating expenses                                        88,648        89,529
 Operating expenses - affiliated                           56,141        62,193
 Amortization of capitalized leasing costs                    255         2,507
 Interest expense                                         115,069       118,335
 Management fees                                           26,144        24,268
 Real estate taxes                                         25,778        26,568
 Professional and administrative expenses                  12,582        14,250
 Professional and administrative expenses
  - affiliated                                             32,389        24,618
 Depreciation and amortization                            136,730       151,960
                                                        ---------     ---------

                                                          493,736       514,228
                                                        ---------     ---------

Net income (loss)                                       $  18,094     $ (44,727)
                                                        =========     =========

Net income (loss) allocated to the limited
 partners                                               $  17,913     $ (44,280)
                                                        =========     =========

Net income (loss) per limited partnership
 unit                                                   $     .03     $    (.07)
                                                        =========     =========

Weighted average number of limited
 partnership units                                        636,252       638,265
                                                        =========     =========





                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                                March 31,
                                                                ---------

                                                            1996         1995
                                                            ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  18,094    $ (44,727)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities                  1,408         --
  Amortization of capitalized leasing costs                    255        2,507
  Depreciation and amortization                            136,730      151,960
  Changes in assets and liabilities:
   Cash and equivalents - restricted                       (22,832)     (20,930)
   Accounts receivable                                      (5,645)       3,189
   Other assets                                            (12,296)     (14,054)
   Accounts payable - operations                            15,281      (10,461)
   Security deposits                                         1,530         (977)
   Other liabilities                                        25,778       26,147
                                                         ---------    ---------

  Net cash provided by operating activities                158,303       92,654
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                    (445)     (29,722)
Maturity of investment securities                          102,499         --
                                                         ---------    ---------

  Net cash provided by (used in) investing
   activities                                              102,054      (29,722)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                           (8,620)        --
Principal payments on mortgages payable                    (36,630)     (33,672)
Cash distributions                                         (64,471)     (64,471)
Repurchase of limited partnership units                    (41,380)        --
                                                         ---------    ---------

  Net cash used in financing activities                   (151,101)     (98,143)
                                                         ---------    ---------

  Net increase (decrease) in cash and equivalents          109,256      (35,211)

CASH AND EQUIVALENTS, beginning of period                  377,212      515,376
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $ 486,468    $ 480,165
                                                         =========    =========

Interest paid on a cash basis                            $ 115,538    $ 118,498
                                                         =========    =========

                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1996 and 1995.

1.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the partnership for the repurchase of limited partnership units.

2.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                     March 31,      December 31,
                                                       1996             1995
                                                       ----             ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings                 $ 3,124,133      $ 3,134,609

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings                     961,272          964,495

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                    1,387,444        1,410,375
                                                    ----------       ----------
                                                   $ 5,472,849      $ 5,509,479
                                                    ==========       ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $7,000,000.

3.   Interest Repurchase Reserve
     ---------------------------

     As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase up to 31,913 Units at a price of $4.00 per Unit. As of March 31, 1996, the

     ---------------------------------------

     Partnership had repurchased a total of 10,345 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

4.   New Accounting Pronouncement
     ----------------------------

     In March 1995, the Financial Accounting Standards Board issued Statement No. 121 (the "Statement") on accounting for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to assets to be held and used. The Statement also establishes accounting standards for long-lived assets and certain identifiable intangibles to be disposed of. The Partnership adopted the Statement as of January 1, 1996 as required. No adjustments were required.

5.   Related Party Transactions
     --------------------------

     Property management fees of $26,144 and $24,268 were paid to NTS Development Company, an affiliate of the general partner, during the three months ended March 31, 1996 and 1995, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which related to capital improvements. The Partnership has incurred $706 as a repair and maintenance fee during the three months ended March 31, 1995, and has capitalized this cost as part of land, buildings and amenities. There was no similar fee incurred during the three months ended March 31, 1996. The Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The charges were as follows:


                                                  1996           1995
                                               ---------       --------

              Leasing                           $ 10,341       $ 16,058
              Administrative                      38,912         30,787
              Property manager                    39,277         39,699
              Other                               --                267
                                                --------        -------

                                                $ 88,530       $ 86,811
                                                ========        =======

6.   Reclassification of 1995 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the March 31, 1995 financial statements to conform with the March 31, 1996 classifications. These classifications have no effect on previously reported operations.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                     1996                 1995
                                                     ----                 ----

Wholly-owned Properties
- -----------------------

The Park at the Willows                               98%                  88%

Park Place Apartments Phase II                        93%                  89%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (ownership % at March 31,
1996)
- -----------------------------------

Blankenbaker Business Center 1A (31%)                100%                 100%

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1996 and 1995 was as follows:


                                                1996                 1995
                                             ---------            ---------

Wholly-owned Properties
- -----------------------

The Park at the Willows                      $  80,892            $  73,363

Park Place Apartments Phase II               $ 352,653            $ 323,173

Property owned in Joint Venture with
NTS- Properties IV and NTS-Properties
Plus Ltd. (ownership % at March 31,
1996)
- -------------------------------------

Blankenbaker Business Center 1A (31%)(1)      $ 73,437             $ 70,961

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months ended March 31, 1996 and 1995.

The Park at the Willows' occupancy increased from 88% at March 31, 1995 to 98% at March 31, 1996. Average occupancy for the three month period ended March 31 increased from 83% in 1995 to 98% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages

- ---------------------------------

which are more representative of the entire period's results. The increase in rental and other income at The Park at the Willows for the three months ended March 31, 1996 as compared to the same period in 1995 was due to the 15% increase in average occupancy. The increase in rental and other income at The Park at the Willows is partially offset by decreased income from fully furnished units and decreased income collected for short term leases and from early lease termination. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to increase and revenues from fully furnished units to decrease when the number of fully furnished units rented decreases.

Park Place Apartments Phase II's occupancy increased from 89% at March 31, 1995 to 93% at March 31, 1996. Average occupancy for the three month period at Park Place Apartments Phase II increased from 89% in 1995 to 94% in 1996. Rental and other income at Park Place Apartments Phase II increased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the increase in average occupancy, increased rental rates and increased income from fully furnished units as a result of an increased number of fully furnished units being leased.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

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

Interest and other income includes interest income from investments made by the Partnership with cash reserves. The increase in interest income for the three months ended March 31, 1996 as compared to the same period in 1995 is a result of increased cash reserves being available for investment.

Operating expenses have remained fairly constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

Operating expenses - affiliated decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of decreased leasing costs at Blankenbaker Business Center 1A. Operating expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

- ---------------------------------

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased for the three months ended March 31, 1996 as compared to the same period in 1995 as a result of the costs capitalized during start-up having become fully amortized during the first quarter of 1996.

The decrease in interest expense for the three months ended March 31, 1996 as compared to the same period in 1995 is the result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however; revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses have remained fairly constant for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995.

Professional and administrative expenses - affiliated increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to increased marketing and accounting salaries. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation  and  amortization  decreased  for the three months ended March 31,
1996 as compared to the three months ended March 31, 1995 as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,800,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operations was $158,303 and $92,654 for the three months ended March 31, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $63,426 (1996) and a 2% (annualized) cash distribution of $64,471 (1995). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated

- -------------------------------------------

by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $486,468 and $480,165 at March 31, 1996 and 1995, respectively.

As of March 31, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $3,124,133 and $961,272. Both mortgages currently bear a fixed interest rate of 8.375%, are secured by a first mortgage on Park Place Apartments Phase II and are due October 5, 2002. Current monthly principal payments on both mortgages are based upon a 27- year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

As of March 31, 1996, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., affiliates of the General Partner, had a mortgage payable with an insurance company (obtained November 1994) in the amount of $4,427,069. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1996 is $1,387,444. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. With these funds, the Partnership will be able to repurchase up to 31,913 Units at a price of $4.00 per Unit. As of March 31, 1996, the Partnership had repurchased a total of 10,345 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The Partnership is currently contemplating an additional funding to its Interest Repurchase Reserve in the near term.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations. Cash flows provided by investing activities are derived from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months to improve its return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows used in

- -------------------------------------------

financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1995.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at March 31, 1996.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1996 and 1995.


                               Net Income                               Cash
                                 (Loss)         Distributions         Return of
                               Allocated           Declared            Capital
                               ---------           --------            -------

  Limited Partners:
       1996                    $ 17,913            $ 62,792           $ 44,879
       1995                     (44,280)             63,826             63,826

  General Partner:
       1996                    $    181            $    634           $    453
       1995                        (447)                645                645

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

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b)    Reports on Form 8-K:

              Form 8-K, dated February 1, 1996, was filed to report in Item 5 the fact that the Partnership has established an Interest Repurchase Reserve pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership.

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



Date:    May 14, 1996