Form 10-Q
period 1996-06-30
NTS PROPERTIES VII LTD/FL
filed 1996-08-14
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[x]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     June 30, 1996

                                       OR

[ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____________ to  ______________

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

                                 Not Applicable
 -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                     Yes    X      No


Exhibit Index:    See page 13
Total Pages:      14

                                TABLE OF CONTENTS

                                                                          Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of June 30, 1996 and December 31, 1995                          3

         Statements of Operations
           For the three months and six months ended
           June 30, 1996 and 1995                                             4

         Statements of Cash Flows
           For the three months and six months ended
           June 30, 1996 and 1995                                             5

         Notes to Financial Statements                                      6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8-12

                                     PART II

1.       Legal Proceedings                                                   13
2.       Changes in Securities                                               13
3.       Defaults upon Senior Securities                                     13
4.       Submission of Matters to a Vote of Security Holders                 13
5.       Other Information                                                   13
6.       Exhibits and Reports on Form 8-K                                    13

Signatures                                                                   14



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                  As of           As of
                                              June 30, 1996  December 31, 1995*
                                              -------------  ------------------


ASSETS
   Cash and equivalents                       $     248,310     $   377,212
   Cash and equivalents - restricted                120,077          55,014
   Investment securities                            208,669         103,908
   Accounts receivable                               13,893           8,098
   Land, buildings and amenities, net            11,136,811      11,405,597
   Other assets                                     159,562         159,119
                                              -------------     -----------

                                              $  11,887,322     $12,108,948
                                              =============     ===========

LIABILITIES AND PARTNERS' EQUITY
   Mortgages payable                          $   5,435,439     $ 5,509,479
   Accounts payable                                  91,968          53,878
   Distributions payable                             62,398          64,471
   Security deposits                                 38,035          33,480
   Other liabilities                                 54,779           3,323
                                              -------------     -----------

                                                  5,682,619       5,664,631

   Partners' equity                               6,204,703       6,444,317
                                              -------------     -----------

                                              $  11,887,322     $12,108,948
                                              =============     ===========



                               Limited         General
                              Partners         Partner          Total
                              --------         -------          -----
PARTNERS' EQUITY
Capital contributions,
  net of offering costs     $ 10,935,700    $        100    $ 10,935,800
Net loss - prior years        (2,553,698)        (25,794)     (2,579,492)
Net loss - current year          (31,378)           (317)        (31,695)
Cash distributions
  declared to date            (2,017,436)        (20,378)     (2,037,814)
Repurchase of limited
  partnership units              (82,096)           --           (82,096)
                            ------------    ------------    ------------
Balances at June 30, 1996   $  6,251,092    $    (46,389)   $  6,204,703
                            ============    ============    ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS



                                                      Three Months Ended             Six Months Ended
                                                          June 30,                       June 30,

                                                    1996            1995            1996          1995
REVENUES:
  Rental income                                $     486,778   $    488,963    $   993,630    $   955,251
  Interest and other income                            4,369          3,885          9,346          7,100
                                               -------------   ------------    -----------    -----------
                                                     491,147        492,848      1,002,976        962,351

EXPENSES:
  Operating expenses                                 153,380        123,657        242,086        213,188
  Operating expenses - affiliated                     50,496         60,380        106,637        122,573
  Amortization of initial leasing
     costs                                              --            1,932            196          4,440
  Interest expense                                   114,460        117,615        229,529        235,950
  Management fees                                     24,993         25,285         51,138         49,553
  Real estate taxes                                   25,677         26,148         51,455         52,717
  Professional and administrative
    expenses                                          13,905         13,452         26,488         27,702
  Professional and administrative
    expenses - affiliated                             21,350         24,838         53,739         49,456
  Depreciation and amortization                      136,673        135,724        273,403        287,685
                                               -------------   ------------    -----------    -----------
                                                     540,934        529,031      1,034,671      1,043,264
                                               -------------   ------------    -----------    -----------
Net loss                                       $     (49,787) $     (36,183)   $   (31,695)   $   (80,913)
                                               =============  =============    ===========    ===========

Net loss allocated to the
  limited partners                             $     (49,289) $     (35,821)   $   (31,378)   $   (80,104)
                                               =============  =============    ===========    ===========

Net loss per limited partnership
  unit                                         $       (0.08) $       (0.05)   $     (0.05)   $     (0.12)
                                               =============  =============    ===========    ===========

Weighted average number of units                     621,982        638,265        629,117        638,265
                                               =============  =============    ===========    ===========




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS


                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                                 --------                      --------

                                                          1996            1995           1996           1995
                                                          ----            ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $    (49,787)    $  (36,183)    $  (31,695)     $ (80,913)
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
      Accrued interest on investment
        securities                                         (1,230)        (1,323)           178         (1,323)
      Amortization of capitalized leasing
        costs                                                --            1,932            196          4,440
      Depreciation and amortization                       136,673        135,724        273,403        287,685
      Changes in assets and liabilities:
        Cash and equivalents - restricted                 (24,327)       (22,028)       (47,159)       (42,957)
        Accounts receivable                                  (150)          (433)        (5,795)         2,756
        Other assets                                        7,585          8,110         (4,651)        (5,944)
        Accounts payable                                   22,809          8,202         38,090         (2,259)
        Security deposits                                   3,025            125          4,555           (852)
        Other liabilities                                  25,678         26,150         51,456         52,298
                                                      ------------     ----------     ----------     ----------
   Net cash provided by operating
      activities                                          120,276       120,276         278,578        212,931
                                                      ------------     ----------     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                                 (158)       (38,660)          (603)       (68,382)
Purchase of investment securities                        (207,439)       (99,863)      (207,439)       (99,863)
Maturity of investment securities                            --             --          102,500           --
                                                      ------------     ----------     ----------     ----------
   Net cash used in investing
      activities                                         (207,597)      (138,523)      (105,542)      (168,245)
                                                      ------------     ----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                          (9,284)          --          (17,904)          --
Principal payments on mortgages
   payable                                                (37,410)       (34,387)       (74,040)       (68,059)
Cash distributions                                        (63,427)       (64,471)      (127,898)      (128,942)
Repurchase of limited partnership
   units                                                  (40,716)          --          (82,096)          --
                                                      ------------     ----------     ----------     ----------
   Net cash used in financing
      activities                                         (150,837)       (98,858)      (301,938)      (197,001)
                                                      ------------     ----------     ----------     ----------
   Net decrease in cash and equivalents                  (238,158)      (117,105)      (128,902)      (152,315)

CASH AND EQUIVALENTS, beginning of
   period                                                 486,468        480,166        377,212        515,376
                                                      ------------     ----------     ----------     ----------
CASH AND EQUIVALENTS, end of period                   $   248,310      $ 363,061      $ 248,310     $  363,061
                                                      ============     ==========     ==========     ==========


Interest paid on a cash basis                         $   114,759      $ 117,781      $ 230,297     $  236,279
                                                      ============     ==========     ==========     ==========

                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1996 and 1995.

1. Cash and Equivalents - Restricted
- ------------------------------------

      Cash  and   equivalents  -  restricted   represents   funds  received  for
      residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the partnership for the repurchase of limited partnership units.

2. Investment Securities
- ------------------------

      Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government and its agencies with initial maturities of greater than three months. The investments are carried at cost which approximates market value. The Partnership intends to hold the securities until maturity. During the six months ended June 30, 1996 and 1995, the Partnership sold no investment securities. The following provides details regarding the investments held at June 30, 1996:


                                     Amortized    Maturity       Value At
              Type                     Cost         Date         Maturity
              ----                     ----         ----         --------

     FHLMC Discount Note           $   104,569    08/01/96    $   105,000
     FNMA Discount Note                104,100    09/03/96        105,000
                                   -----------                -----------
                                   $   208,669                $   210,000
                                   ===========                ===========


3.    Mortgages Payable
- -----------------------

     Mortgages payable consist of the following:


                                                         June 30,   December 31,
                                                           1996        1995
                                                           ----        ----
     Mortgage payable to an insurance company
     bearing interest at a fixed rate of
     8.375%, due October 5, 2002, secured by
     land and buildings                                 $3,113,437  $3,134,609

     Mortgage  payable to an insurance
     company bearing interest at a fixed rate
     of 8.375%, due October 5, 2002, secured by
     land and buildings                                    957,981     964,495

     Mortgage  payable to an insurance
     company bearing interest at a fixed rate
     of 8.5%, due November 15, 2005, secured by land
     and building                                        1,364,021   1,410,375
                                                        ----------  ----------
                                                        $5,435,439  $5,509,479
                                                        ==========  ==========


      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $7,000,000.

4.    Interest Repurchase Reserve
- ---------------------------------

      As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $121,270 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 62,230 Units at a price of $4.00 per Unit. As of June 30, 1996, the Partnership had repurchased a total of 20,524 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

5.    New Accounting Pronouncement
- ----------------------------------

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

6.    Related Party Transactions
- --------------------------------

      Property management fees of $51,138 and $49,553 were paid to NTS Development Company, an affiliate of the general partner, during the six months ended June 30, 1996 and 1995, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $2,570 as a repair and maintenance fee during the six months ended June 30, 1995, and has capitalized this cost as a part of land, buildings and amenities. There was no similar fee incurred during the six months ended June 30, 1996.

      The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                            1996             1995
                                            ----             ----

            Leasing                      $  18,328      $    30,128
            Administrative                  66,784           61,856
            Property manager                75,192           79,482
            Other                               72              561
                                         ----------      ----------
                                         $  160,376      $  172,027
                                         ==========      ==========


7.    Reclassification 1995 Financial Statements
- ------------------------------------------------

      Certain reclassifications have been made to the June 30, 1995 financial statements to conform with the June 30, 1996 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                         1996         1995
                                                         ----         ----

Wholly-owned Properties
- -----------------------

The Park at the Willows                                   85%          98%

Park Place Apartments Phase II                            89%          89%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (ownership % at June 30,
1996)
- ------------------------------------

Blankenbaker Business Center 1A (31%)                    100%         100%


Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1996 and 1995 was as follows:


                                     Three Months Ended        Six Months Ended
                                          June 30,                 June 30,
                                          --------                 --------

                                     1996         1995        1996         1995
                                     ----         ----        ----         ----
Wholly-owned Properties
- -----------------------


The Park at the Willows          $   74,801   $   82,702  $  155,694  $  156,064

Park Place Apartments
  Phase II                       $  339,170   $  333,682  $  691,823  $  656,855

Property owned in Joint
Venture with NTS- Properties
IV and NTS-Properties Plus
Ltd. (ownership % at June 30,
1996)
- -----------------------------

Blankenbaker Business Center
  1A (31%)(1)                    $   73,478   $   73,478  $  146,914  $  144,439

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months and six months ended June 30, 1996 and 1995.

The Park at the Willows' occupancy decreased from 98% at June 30, 1995 to 85% at June 30, 1996. Average occupancy for the six month period ended June 30 increased from 91% in 1995 to 93% in 1996. Average occupancy for the three month period ended June 30 decreased from 98% in 1995 to 89% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. In the opinion of the General Partner of the Partnership, the decrease in second quarter 1996

- ---------------------------------

occupancy is only a temporary fluctuation and does not represent a downward occupancy trend. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties, it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the changes in occupancy will be much greater than at other residential properties because of its small size. The Park at the Willows rental and other income remained fairly constant for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The decrease in rental and other income at The Park at the Willows for the three months ended June 30, 1996 as compared to the same period in 1995 was due to the 9% decrease in average occupancy.

Park Place Apartments Phase II's occupancy was 89% at June 30, 1995 and 1996. Average occupancy for the three months and six months ended June 30 increased from 89% in 1995 to 92% in 1996. Rental and other income at Park Place Apartments Phase II increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy, increased rental rates and increased income from fully furnished units as a result of an increased number of fully furnished units being leased. Fully furnished units are apartments which rent at an additional premium above base rent.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months and six months ended June 30, 1996 as compared to the three months and six months ended June 30, 1995.

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

Interest and other income includes interest income from investments made by the Partnership with cash reserves. The increase in interest income for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is a result of increased cash reserves being available for investment.

Operating expenses increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of increased replacement costs (carpet and wallcovering), increased exterior building repair costs and increased utility costs at Park Place Apartments Phase II. Operating expenses at Blankenbaker Business Center 1A and The Park at the Willows remained fairly constant for the three months and six months ended June 30, 1996 as compared to the same periods in 1995.

Operating expenses - affiliated decreased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of decreased leasing costs at Blankenbaker Business Center 1A. Operating expenses affiliated remained fairly constant at the Partnership's residential properties for both the three month and six month periods. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

- ---------------------------------

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 as a result of the costs capitalized during start-up having become fully amortized during the first quarter of 1996.

The decrease in interest expense for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 is the result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections, however; revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses have remained fairly constant for the three months and six months ended June 30, 1996 as compared to the three months and six months ended June 30, 1995.

The change in professional and administrative expenses - affiliated for the three months and six months ended June 30, 1996 as compared to the same periods in 1995 was not significant. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated. Depreciation and amortization have remained fairly constant for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,800,000.

Liquidity and Capital Resources
- -------------------------------

Cash provided by operations was $278,578 and $212,931 for the six months ended June 30, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $125,825 and $128,942 for the six months ended June 30, 1996 and 1995, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June
30) were $456,979 and $464,247 at June 30, 1996 and 1995, respectively.

As of June 30, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $3,113,437 and $957,981. Both mortgages currently bear a fixed interest rate of 8.375%, are secured by a first mortgage on Park Place Apartments Phase II and are due October 5, 2002. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

- -------------------------------------------

As of June 30, 1996, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., affiliates of the General Partner of the Partnership, had a mortgage payable with an insurance company in the amount of $4,352,334. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1996 is $1,364,021. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the
Partnership elected to fund an additional amount of $121,270 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 62,230 Units at a price of $4.00 per Unit. As of June 30, 1996, the Partnership had repurchased a total of 20,524 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. Cash flows provided by investing activities are derived from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1995.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at June 30, 1996.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1996 and 1995.


                                              Cash
                            Net Loss       Distributions     Return of
                            Allocated        Declared         Capital
                            ---------        --------         -------

Limited Partners:
       1996               $  (31,378)     $   124,566      $   124,566
       1995                  (80,104)         127,652          127,652

General Partner:
       1996               $     (317)     $     1,258      $     1,258
       1995                     (809)           1,290            1,290

- -------------------------------------------

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

         None

3.       Defaults upon Senior Securities

         None

4.       Submission of Matters to a Vote of Security Holders

         None

5.       Other Information

         None

6.       Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 27.  Financial Data Schedule

         (b)    Reports on Form 8-K

                Form 8-K, dated May 24, 1996 was filed to report in Item 5 that the Partnership has elected to fund an additional amount of $121,270 to its Interest Repurchase Reserve.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NTS-PROPERTIES VII, LTD.
                                                    (Registrant)

                                    BY:    NTS-Properties Associates VII
                                           BY:   NTS Capital Corporation,
                                                 General Partner

                                                 /s/John W. Hampton
                                                    John W. Hampton
                                                    Senior Vice President


Date:    August 13  , 1996