Form 10-Q
period 1996-09-30
NTS PROPERTIES VII LTD/FL
filed 1996-11-13
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to  ___________


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


                                 Not Applicable
 -----------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                        Yes   X      No


Exhibit Index:    See page 13
Total Pages:      14

                                TABLE OF CONTENTS

                                                                          Pages

                                     PART I

Item 1.  Financial Statements

         Balance Sheets and Statement of Partners' Equity
           As of September 30, 1996 and December 31, 1995                    3

         Statements of Operations
           For the three months and nine months ended
           September 30, 1996 and 1995                                       4

         Statements of Cash Flows
           For the three months and nine months ended
           September 30, 1996 and 1995                                       5

         Notes to Financial Statements                                     6-7

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            8-12

                                     PART II

1.       Legal Proceedings                                                  13
2.       Changes in Securities                                              13
3.       Defaults upon Senior Securities                                    13
4.       Submission of Matters to a Vote of Security Holders                13
5.       Other Information                                                  13
6.       Exhibits and Reports on Form 8-K                                   13

Signatures                                                                  14



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                                              NTS-PROPERTIES VII, LTD.

                                  BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                                                      As of                           As of
                                                               September 30, 1996               December 31,1995*
                                                          ------------------------------     -------------------------


ASSETS
   Cash and equivalents                                      $             423,754             $             377,212
   Cash and equivalents - restricted                                       128,173                            55,014
   Investment securities                                                        --                           103,908
   Accounts receivable                                                      18,466                             8,098
   Land, buildings and amenities, net                                   11,007,995                        11,405,597
   Other assets                                                            149,974                           159,119
                                                             ---------------------             ---------------------

                                                             $          11,728,362                       $12,108,948
                                                             =====================             =====================

LIABILITIES AND PARTNERS' EQUITY
   Mortgages payable                                         $           5,397,233             $           5,509,479
   Accounts payable                                                         96,456                            53,878
   Distributions payable                                                    60,709                            64,471
   Security deposits                                                        41,725                            33,480
   Other liabilities                                                        80,684                             3,323
                                                             ---------------------             ---------------------

                                                                         5,676,807                         5,664,631

   Partners' equity                                                      6,051,555                         6,444,317
                                                             ---------------------             ---------------------

                                                             $          11,728,362             $          12,108,948
                                                             =====================             =====================



                                         Limited            General
                                         Partners           Partner           Total
                                      -------------     -------------     -------------
PARTNERS' EQUITY
Capital contributions,
  net of offering costs               $ 10,935,700      $        100      $ 10,935,800
Net loss - prior years                  (2,553,698)          (25,794)       (2,579,492)
Net loss - current year                    (56,667)             (572)          (57,239)
Cash distributions
  declared to date                      (2,077,537)          (20,985)       (2,098,522)
Repurchase of limited
  partnership units                       (148,992)               --          (148,992)
                                      ------------      ------------      ------------

Balances at September 30, 1996        $  6,098,806      $    (47,251)     $  6,051,555
                                      ============      ============      ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 1996.




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS



                                                  Three Months Ended                     Nine Months Ended
                                                     September 30,                         September 30,
                                         --------------------------------        -------------------------------

                                             1996                1995                1996                1995
                                         ------------        ------------        -----------         -----------

REVENUES:
  Rental income                          $   537,264         $   506,494         $ 1,530,895         $ 1,461,744
  Interest and other income                    3,845               3,155              13,191              10,256
                                         -----------         -----------         -----------         -----------

                                             541,109             509,649           1,544,086           1,472,000

EXPENSES:
  Operating expenses                         174,123             141,777             416,210             355,080
  Operating expenses - affiliated             54,817              62,291             161,453             184,864
  Amortization of initial leasing
     costs                                        --               1,130                 196               5,452
  Interest expense                           113,963             116,880             343,492             352,830
  Management fees                             27,851              26,134              78,987              75,687
  Real estate taxes                           25,907              26,828              77,363              79,546
  Professional and administrative
    expenses                                  12,161              14,338              38,649              42,040
  Professional and administrative
    expenses - affiliated                     24,261              25,049              78,000              74,505
  Depreciation and amortization              133,570             136,978             406,975             424,664
                                         -----------         -----------         -----------         -----------

                                             566,653             551,405           1,601,325           1,594,668
                                         -----------         -----------         -----------         -----------

Net loss                                 $   (25,544)        $   (41,756)        $   (57,239)        $  (122,668)
                                         ===========         ===========         ===========         ===========

Net loss allocated to the
  limited partners                       $   (25,289)        $   (41,338)        $   (56,667)        $  (121,441)
                                         ===========         ===========         ===========         ===========

Net loss per limited partnership
  unit                                   $     (0.04)        $     (0.06)        $     (0.09)        $     (0.19)
                                         ===========         ===========         ===========         ===========

Weighted average number of units             603,210             638,265             620,418             638,265
                                         ===========         ===========         ===========         ===========




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS


                                                               Three Months Ended              Nine Months Ended
                                                                 September 30,                   September 30,
                                                          --------------------------      --------------------------

                                                              1996           1995            1996            1995
                                                          ----------      ----------      ----------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $ (25,544)      $ (41,756)      $ (57,239)      $(122,668)
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
      Accrued interest on investment
        securities                                            1,230          (1,502)          1,408          (2,825)
      Amortization of capitalized leasing
        costs                                                    --           1,130             196           5,452
      Depreciation and amortization                         133,570         136,978         406,975         424,664
      Changes in assets and liabilities:
        Cash and equivalents - restricted                   (24,992)        (20,794)        (72,151)        (63,751)
        Accounts receivable                                  (4,573)          9,896         (10,368)         12,652
        Other assets                                          7,584           8,172           2,929           2,345
        Accounts payable                                      4,488          18,811          42,578          16,552
        Security deposits                                     3,690          (1,110)          8,245          (1,962)
        Other liabilities                                    25,903          26,828          77,361          79,126
                                                          ---------       ---------       ---------       ---------

   Net cash provided by operating
      activities                                            121,356         136,653         399,934         349,585
                                                          ---------       ---------       ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                                 (2,748)        (40,206)         (3,351)       (108,588)
Purchase of investment securities                                --        (102,500)       (207,439)       (202,363)
Maturity of investment securities                           207,439              --         309,939              --
                                                          ---------       ---------       ---------       ---------

   Net cash provided by (used in)
      investing activities                                  204,691        (142,706)         99,149        (310,951)
                                                          ---------       ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                            16,896              --          (1,008)             --
Principal payments on mortgages
   payable                                                  (38,206)        (35,119)       (112,246)       (103,178)
Cash distributions                                          (62,397)        (64,471)       (190,295)       (193,414)
Repurchase of limited partnership
   units                                                    (66,896)             --        (148,992)             --
                                                          ---------       ---------       ---------       ---------

   Net cash used in financing
      activities                                           (150,603)        (99,590)       (452,541)       (296,592)
                                                          ---------       ---------       ---------       ---------

   Net increase (decrease) in cash and
      equivalents                                           175,444        (105,643)         46,542        (257,958)

CASH AND EQUIVALENTS, beginning of
   period                                                   248,310         363,061         377,212         515,376
                                                          ---------       ---------       ---------       ---------

CASH AND EQUIVALENTS, end of period                       $ 423,754       $ 257,418       $ 423,754       $ 257,418
                                                          =========       =========       =========       =========

Interest paid on a cash basis                             $ 113,963       $ 117,049       $ 344,260       $ 353,328
                                                          =========       =========       =========       =========

                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1995 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1996 and 1995.

1.    Cash and Equivalents - Restricted

      Cash  and   equivalents  -  restricted   represents   funds  received  for
      residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the partnership for the repurchase of limited partnership units.


2.    Mortgages Payable

      Mortgages payable consist of the following:

                                                September 30,     December 31,
                                                    1996             1995
                                               ---------------  ---------------


      Mortgage  payable to an insurance
      company bearing interest at a fixed
      rate of 8.375%, due October 5, 2002,
      secured by land and buildings            $    3,102,515   $   3,134,609

      Mortgage  payable to an insurance
      company bearing interest at a fixed
      rate of 8.375%, due October 5, 2002,
      secured by land and buildings                   954,620         964,495

      Mortgage  payable to an insurance
      company bearing interest at a fixed
      rate of 8.5%, due November 15, 2005,
      secured by land and building                  1,340,098       1,410,375
                                                -------------   -------------

                                                $   5,397,233   $   5,509,479
                                                =============   =============



      Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long term debt is approximately $6,900,000.


3.    Interest Repurchase Reserve

      As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $121,270 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 62,230 Units at a price of $4.00 per Unit. As of September 30, 1996, the Partnership had repurchased a total of 37,248 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor.

4.    New Accounting Pronouncement


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

5.    Related Party Transactions

      Property management fees of $78,987 and $75,687 were paid to NTS Development Company, an affiliate of the general partner, during the nine months ended September 30, 1996 and 1995, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership incurred $3,337 as a repair and maintenance fee during the nine months ended September 30, 1995, and has capitalized this cost as a part of land, buildings and amenities. There was no similar fee incurred during the nine months ended September 30, 1996.

      The Partnership was also charged the following amounts from NTS Development Company for the nine months ended September 30, 1996 and 1995. These charges include items which have been expensed as operating expenses
      - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                      1996                       1995
                              ---------------------      --------------------

        Leasing               $              29,725      $             45,468
        Administrative                       96,243                    92,188
        Property manager                    112,089                   119,847
        Other                                 1,396                     1,866
                              ---------------------      --------------------

                              $             239,453      $            259,369
                              =====================      ====================

6.    Reclassification of 1995 Financial Statements

      Certain  reclassifications  have  been  made  to the  September  30,  1995
      financial   statements   to   conform   with  the   September   30,   1996
      classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                     1996                 1995
                                                     ----                 ----

Wholly-owned Properties
-----------------------

The Park at the Willows                               94%                  96%

Park Place Apartments Phase II                        94%                  92%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (ownership % at September
30, 1996)
------------------------------------

Blankenbaker Business Center 1A (31%)                100%                 100%


Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1996 and 1995 was as follows:


                                 Three Months Ended       Nine Months Ended
                                    September 30,           September 30,
                               -----------------------  ---------------------

                                  1996         1995        1996       1995
                               ----------   ----------  ---------- ----------
Wholly-owned Properties
-----------------------

The Park at the Willows         $  89,814   $   79,340  $  245,508 $  235,405

Park Place Apartments
  Phase II                      $ 374,453   $  354,025  $1,066,276 $1,010,879

Property owned in Joint
Venture with NTS-Properties
IV and NTS-Properties Plus
Ltd. (ownership % at
September 30, 1996)
---------------------------

Blankenbaker Business Center
  1A (31%)(1)                   $  73,478   $   73,552  $  220,392 $  217,990

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months and nine months ended September 30, 1996 and 1995.

The Park at the Willows' occupancy decreased from 96% at September 30, 1995 to 94% at September 30, 1996. Average occupancy for the nine month period ended September 30 increased from 92% in 1995 to 94% in 1996. Average occupancy for the three month period ended September 30 decreased from 95% in 1995 to 94% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. The Park at the Willows rental and other income increased for the three months and nine months ended

---------------------------------

September 30, 1996 as compared to the same periods in 1995 due to increased rental rates, decreased rental concessions and increased income collected from short term and month-to-month leases.

Park Place Apartments Phase II's occupancy increased from 92% at September 30, 1995 to 94% at September 30, 1996. Average occupancy for the nine month period ended September 30 increased from 90% in 1995 to 93% in 1996. Average occupancy for the three month period ended September 30 increased from 94% in 1995 to 95% in 1996. Rental and other income at Park Place Apartments Phase II increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of the increase in average occupancy and increased rental rates. Rental income also increased for the nine month period due to increased income from fully furnished units as a result of an increased number of fully furnished units being leased. Fully furnished units are apartments which rent at an additional premium above base rent.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months and nine months ended September 30, 1996 as compared to the three months and nine months ended September 30, 1995.

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

Interest and other income includes interest income from investments made by the Partnership with cash reserves. The increase in interest income for the nine months ended September 30, 1996 as compared to the same period in 1995 is a result of increased cash reserves being available for investment. Interest and other income remained fairly constant for the three months ended September 30, 1996 as compared to the same period in 1995.

Operating  expenses  increased  for the  three  months  and  nine  months  ended
September 30, 1996 as compared to the same periods in 1995 as a result of increased replacement costs (carpet and wallcovering), increased exterior building repair costs and increased utility costs at Park Place Apartments Phase
II. Operating expenses at Blankenbaker Business Center 1A and The Park at the Willows remained fairly constant for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995.

Operating expenses - affiliated decreased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of decreased leasing costs at Blankenbaker Business Center 1A and Park Place Apartments Phase II. Operating expenses - affiliated remained fairly constant at The Park at the Willows for both the three month and nine month periods. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 as a result of the costs capitalized during start-up having become fully amortized during the first quarter of 1996.

---------------------------------

The decrease in interest expense for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 is the result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses have remained fairly constant for the three months and nine months ended September 30, 1996 as compared to the three months and nine months ended September 30, 1995.

The change in professional and administrative expenses - affiliated for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995 was not significant. Professional and administrative expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated. Depreciation and amortization have remained fairly constant for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10
- 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,800,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $399,934 and $349,585 for the nine months ended September 30, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) cash distribution of $186,533 and $193,414 for the nine months ended September 30, 1996 and 1995, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $423,754 and $462,606 at September 30, 1996 and 1995, respectively.

As of September 30, 1996, the Partnership had two mortgage loans each with an insurance company in the amount of $3,102,515 and $954,620. Both mortgages currently bear a fixed interest rate of 8.375%, are secured by a first mortgage on Park Place Apartments Phase II and are due October 5, 2002. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

As of September 30, 1996, Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., affiliates of the General Partner of the Partnership, had a mortgage payable with an insurance company in the amount of $4,275,999. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1996 is $1,340,098. The mortgage bears interest at a fixed rate of 8.5% and

-------------------------------------------

is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. On May 24, 1996, the
Partnership elected to fund an additional amount of $121,270 to its Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase up to 62,230 Units at a price of $4.00 per Unit. As of September 30, 1996, the Partnership had repurchased a total of 37,248 Units. Repurchased Units are retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves.

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

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at September 30, 1996.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1996 and 1995.


                                          Cash
                      Net Loss        Distributions         Return of
                     Allocated          Declared             Capital
                  --------------      ------------        --------------

Limited Partners:
       1996       $     (56,667)      $   184,668         $     184,668
       1995            (121,441)          191,479               191,479

General Partner:
       1996       $        (572)      $     1,865         $       1,865
       1995              (1,227)            1,935                 1,935

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

                None.

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

                                               NTS-PROPERTIES VII, LTD.
                                                     (Registrant)

                                       BY:    NTS-Properties Associates VII
                                              BY:   NTS Capital Corporation,
                                                    General Partner

                                                    /s/ John W. Hampton
                                                    -------------------
                                                    John W. Hampton
                                                    Senior Vice President


Date:     November 11  , 1996