Form 10-K
period 1996-12-31
NTS PROPERTIES VII LTD/FL
filed 1997-03-27
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

         X ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                 For the fiscal year ended    December 31, 1996

                                           OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                 For the transition period from ________    to    ___________

                         Commission file number 0-17589

                            NTS-PROPERTIES VII, LTD.
             (Exact name of registrant as specified in its charter)

            Florida                                   61-1119232
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

10172 Linn Station Road
Louisville, Kentucky                                    40223
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code           (502) 426-4800


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

Exhibit Index: See Page 36
Total Pages: 39

                                TABLE OF CONTENTS


                                                                        Pages

                                     PART I

Items 1 and 2       Business and Properties                              3-10
Item 3              Legal Proceedings                                      10
Item 4              Submission of Matters to a Vote
                     of Security Holders                                   10


                                     PART II

Item 5              Market for the Registrant's Limited Partnership
                     Interests and Related Partner Matters                 11
Item 6              Selected Financial Data                                12
Item 7              Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                      13-20
Item 8              Financial Statements and Supplementary
                     Data                                               21-32
Item 9              Changes in and Disagreements with
                     Accountants on Accounting and
                     Financial Disclosure                                  33


                                    PART III

Item 10             Directors and Executive Officers of
                     the Registrant                                        33
Item 11             Management Remuneration and Transactions               34
Item 12             Security Ownership of Certain Beneficial
                     Owners and Management                                 34
Item 13             Certain Relationships and Related
                     Transactions                                       34-35


                                     PART IV


Item 14             Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                            36-38


Signatures                                                                 39

                                     PART I

Items 1. and 2.  Business and Properties

General
-------

Some of the statements included in Items 1 and 2, Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The general partner is NTS-Properties Associates VII, a Kentucky limited partnership. As of December 31, 1996 the Partnership owned the following properties:

        - The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by the Partnership.

        - Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by the Partnership.

        - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between the Partnership and NTS-Properties Plus Ltd., an affiliate of the General Partner of the Partnership. The Joint Venture Agreement was amended to admit NTS-Properties IV., Ltd., an affiliate of the general partner of the Partnership, ("NTS-Properties IV") during 1994. The Partnership's percentage interest in the joint venture was 31% at December 31, 1996.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

The Park at the Willows is not encumbered by any outstanding mortgages at December 31, 1996.

Park Place Apartments Phase II is encumbered by permanent mortgages with two insurance companies. Both loans are secured by a first mortgage on the property. The outstanding balance of the mortgages at December 31, 1996 was $4,042,552 ($3,091,363 and $951,189). Both mortgages currently bear a fixed interest rate of 8.375% and are due October 5, 2002. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., publicly registered limited partnerships sponsored by an affiliate of the General Partner, is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1996 was $4,198,031. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the

General - Continued
-------------------

mortgage at December 31, 1996 was $1,315,663. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently, monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

For a further discussion regarding the terms of the financings, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7).

As of December 31, 1996, the Partnership had no material commitments for renovations or capital improvements.

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

The Partnership intends to hold the Properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives or it appears that such objectives will not be met. In deciding whether to sell a Property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the Limited Partners. The General Partner of the Partnership is currently exploring the marketability of certain of its properties, and has not yet determined if any of the properties might be sold in the next 12 months, and there are no contracts for sale under negotiation at the present time.

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

Monthly rental rates at The Park at the Willows start at $489 for studio apartments, $599 for deluxe units and $679 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a

-----------------------------------

period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 83% (1996), 96% (1995), 83% (1994), 92% (1993)
and 92% (1992).

Park Place Apartments Phase II
------------------------------

Units at Park Place Apartments Phase II include one-bedroom and two-bedroom apartments and two-bedroom townhomes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Each unit has either a washer/dryer hook-up or access to coin-operated washers and dryers. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I of the Park Place development which was developed and constructed by NTS- Properties VI, an affiliate of the General Partner. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase II start at $739 for one-bedroom apartments, $969 for two-bedroom apartments and $1,119 for two-bedroom townhomes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 90% (1996), 91%
(1995), 92% (1994), 86% (1993) and 94% (1992).

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1996 was $7.48. The lease term is for 11 years and expires in July 2005. Prudential Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1996, 1995, 1994, 1993 and 1992 was 100%.

The following table contains approximate data concerning the lease in effect on December 31, 1996:

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

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                 Federal          Realty           Annual
                                Tax Basis        Tax Rate        Realty Taxes
                                ---------        --------        ------------
Wholly-Owned Properties
-----------------------
The Park at the Willows        $ 2,561,078        $.01120           $17,500

Park Place Apartments
Phase II                         9,351,109        .009905            64,332

Property Owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties Plus Ltd.
--------------------
Blankenbaker Business
Center 1A                        7,356,545         .01100            68,089

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

Investment in Joint Venture
---------------------------

Blankenbaker Business Center Joint Venture - On December 28, 1990, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. The use of the parking lot is a provision of the tenant's lease agreement with the business center. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture. The terms of the Joint Venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

      (a) the withdrawal, bankruptcy or dissolution of a Partner or the execution by a Partner of an assignment for the benefit of its creditors;

      (b) the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the Real Property and Parking Lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;

---------------------------------------

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 31, 2030.

In 1990 when the Joint Venture was originally formed, the Partnership contributed $450,000 which was used for additional tenant improvements to the business center and made a capital contribution to the Joint Venture of $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential Securities Bureau, Inc (" Prudential") lease renewal and expansion. For a further discussion of the lease renewal and expansion, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7). The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the $4,800,000 of permanent financing discussed on page 6, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new Joint Venture Partner. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. NTS-Properties Plus Ltd. was not in a position to contribute additional capital, nor was NTS-Properties VII, Ltd. in a position to contribute all of the capital required for the project.
NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. With this expansion, Prudential now occupies 100% of the business center. No future contributions are anticipated as of December 31, 1996.

In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital

---------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 31% at December 31, 1996.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1996.

Competition
-----------

The Partnership's residential properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1996, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In the vicinity near Park Place Apartments Phase II, there are 738 apartment units currently under construction which are scheduled to be completed during the second and third quarters of 1997. At this time it is unknown the effect these new units will have on occupancy at Park Place Apartments. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VII, the general partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates VII. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $104,248 for the year ended December 31, 1996. $17,873 was received from the Partnership's commercial property and $86,375 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless cancelled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1996, the Management Agreement is still in effect.

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

--------------------------------

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Partner Matters

There is no established trading market for the limited partnership interests. The Partnership had 1,313 limited partners as of February 28, 1997. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1996 financial statements.

Annual distributions totalling $.40 were paid per limited partnership unit during the years ended December 31, 1996, 1995 and 1994. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                    1996              1995              1994
                                 ----------        ----------         --------

First quarter                       $ .10             $ .10             $ .10
Second quarter                        .10               .10               .10
Third quarter                         .10               .10               .10
Fourth quarter                        .10               .10               .10
                                    -----            ------             -----

                                    $ .40             $ .40             $ .40
                                    =====             =====             =====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994.


                                                     Cash
                             Net loss            Distributions         Return of
                            Allocated              Declared             Capital
                            ---------              --------             -------

Limited Partners:
       1996                $ (125,619)             $ 244,707          $ 244,707
       1995                  (103,976)               255,306            255,306
       1994                  (390,560)               255,306            255,306

General Partner:
       1996                $   (1,269)             $   2,471          $   2,471
       1995                    (1,050)                 2,579              2,579
       1994                    (3,945)                 2,579              2,579



Item 6.  Selected Financial Data

For the years ended December 31, 1996, 1995, 1994, 1993 and 1992.


                                   1996              1995               1994               1993               1992
                              ------------       ------------       ------------       ------------       ------------

Total revenues                $  2,041,762       $  1,972,169       $  1,871,478       $  1,830,587       $  1,761,507

Total expenses                  (2,168,650)        (2,077,195)        (2,265,983)        (2,143,609)        (2,121,701)
                              ------------       ------------       ------------       ------------       ------------

Net loss                      $   (126,888)      $   (105,026)      $   (394,505)      $   (313,022)      $   (360,194)
                              ============       ============       ============       ============       ============

Net loss allocated to:
 General partner              $     (1,269)      $     (1,050)      $     (3,945)      $     (3,130)      $     (3,602)
 Limited partners             $   (125,619)      $   (103,976)      $   (390,560)      $   (309,892)      $   (356,592)

Net loss per limited
 partnership unit             $       (.20)      $       (.16)      $       (.61)      $       (.49)      $       (.56)

Weighted average number
 of limited partnership
 units                             615,384            638,265            638,265            638,265            638,265

Cumulative net loss
 allocated to:
  General partner             $    (27,063)      $    (25,794)      $    (24,744)      $    (20,799)      $    (17,669)
  Limited partners            $ (2,679,317)      $ (2,553,698)      $ (2,449,722)      $ (2,059,162)      $ (1,749,270)

Cumulative taxable
 income (loss) allocated
 to:
  General partner             $     17,371       $     14,381       $    (33,877)      $    (30,239)      $    (25,441)
  Limited partners            $ (3,059,753)      $ (2,965,106)      $ (2,840,798)      $ (2,554,247)      $ (2,192,373)

Distributions declared:
 General partner              $      2,471       $      2,579       $      2,579       $      2,579       $      2,579
 Limited partners             $    244,707       $    255,306       $    255,306       $    255,306       $    255,306

Cumulative distributions
 declared:
  General partner             $     21,592       $     19,121       $     16,542       $     13,963       $     11,384
  Limited partner             $  2,137,577       $  1,892,870       $  1,637,564       $  1,382,258       $  1,126,952

At year end:

Cash and equivalents          $    278,620       $    249,559       $    515,376       $    798,256       $    718,089

Investment securities         $       --         $    103,908       $       --         $       --         $       --

Land, buildings and
 amenities, net               $ 10,878,976       $ 11,405,597       $ 11,902,498       $ 12,332,771       $ 12,992,460

Total assets                  $ 11,474,499       $ 12,108,948       $ 12,677,879       $ 13,311,220       $ 13,930,525

Mortgages and notes
 payable                      $  5,358,215       $  5,509,479       $  5,648,524       $  5,674,674       $  5,722,109


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                      Percentage
                                     Ownership at
                                       12/31/96       1996     1995     1994
                                     ------------     ----     ----     ----

Wholly-owned Properties
-----------------------
The Park at the Willows                   100%         83%      96%      83%

Park Place Apartments
Phase II                                  100%         90%      91%      92%

Property owned in Joint
Venture with NTS-Properties
IV and NTS-Properties Plus Ltd.
-------------------------------
Blankenbaker Business
Center 1A                                  31%        100%     100%     100%

Rental and other income generated by the Partnership's properties for the years ended December 31, 1996, 1995 and 1994 were as follows:


                             Percentage
                             Ownership
                            at 12/31/96      1996          1995         1994
                            -----------    --------      --------     --------

Wholly-owned Properties
-----------------------
The Park at the Willows          100%    $  320,721    $  316,949   $  319,487

Park Place Apartments
Phase II                         100%    $1,406,777    $1,352,427   $1,269,494

Property owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties Plus Ltd.
--------------------
Blankenbaker Business
Center 1A                      31%(1)    $  293,796    $  291,468   $  266,941

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during 1996, 1995 and 1994.

The Park at the Willows' year-ending occupancy decreased from 96% in 1995 to 83% in 1996 and average occupancy decreased from 93% in 1995 to 91% in 1996. The Park at the Willows' year-ending occupancy increased from 83% in 1994 to 96% in 1995 and average occupancy increased from 90% in 1994 to 93% in 1995. Occupancy at residential properties fluctuate on a continuous basis. Year-ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire year's results.

---------------------------------

There were no significant changes in average occupancy from 1995 to 1996 and from 1994 to 1995. In the opinion of the General Partner of the Partnership, the decrease in 1996 year-ending occupancy was only a temporary fluctuation and does not represent a downward occupancy trend. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the change in occupancy will be much greater than at other residential properties because of its small size. Rental and other income at The Park at the Willows increased from 1995 to 1996 as a result of increased income from the rental of fully furnished units and increased income collected for short term and month-to-month leases. Rental and other income at The Park at the Willows decreased from 1994 to 1995 as a result of decreased income from the rental of fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to increase and revenues to decrease when the number of fully furnished units has decreased.

Park Place Apartments Phase II's year-ending occupancy decreased from 91% in 1995 to 90% in 1996; however, average occupancy increased from 91% in 1995 to 92% in 1996. Rental and other income at Park Place Apartments Phase II increased from 1995 to 1996 as a result of the increase in average occupancy and increased rental rates.

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

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. During 1994, Prudential Service Bureau, Inc. signed a lease renewal and expansion. The renewal extended the current lease through July 2005. With the expansion, the tenant occupied 100% of the business center during the third quarter of 1994. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant from 1995 to 1996. Blankenbaker Business Center 1A's rental and other income increased from 1994 to 1995 as a result of the lease renewal and expansion with Prudential Service Bureau, Inc.

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

Interest and other income includes interest income from investments made by the Partnership with excess cash. The increase in interest income from 1995 to 1996 is a result of increased cash reserves being available for investment and due to increased miscellaneous income collected by the Partnership. The decrease in interest income from 1994 to 1995 is a result of decreased cash reserves being available for investment as a result of a $500,000 capital contribution made to the Blankenbaker Business Center Joint Venture.

---------------------------------

Operating expenses have increased from 1995 to 1996 primarily as a result of increased operating expenses at Park Place Apartments Phase II. Increased expenses at Park Place Apartments Phase II include increased building repair and maintenance costs (exterior painting, parking lot resurfacing, and pool repairs), increased snow removal costs, increased exterior building repair costs and increased replacement costs (wallcovering and carpet). Operating expenses at The Park at the Willows increased from 1995 to 1996 as a result of increased furniture rental costs associated with leasing fully furnished units. Operating expenses at Blankenbaker Business Center 1A remained fairly constant from 1995 to 1996.

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

Operating expenses-affiliated decreased from 1995 to 1996 as a result of decreased leasing costs at Blankenbaker Business Center 1A and decreased leasing and property management costs at Park Place Apartments Phase II. Operating expenses-affiliated remained fairly constant at The Park at the Willows from 1995 to 1996. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Operating expenses - affiliated decreased from 1994 to 1995 as a result of decreased leasing costs at Blankenbaker Business Center 1A and as a result of decreased administrative salaries at the Partnership's residential properties. These decreases were partially offset by increased property maintenance and grounds maintenance salaries at Park Place Apartments Phase II.

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased from 1994 to 1995 and from 1995 to 1996 as a result of a portion of the costs capitalized during start-up having become fully amortized.

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

The decrease in interest expense from 1995 to 1996 is the result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

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

Real estate taxes remained fairly constant from 1994 to 1995 and from 1995 to 1996.

The change in professional and administrative expenses from 1995 to 1996 was not significant. The decrease in professional and administrative expenses from 1994 to 1995 is primarily due to the fact that 1994 includes a write-off of unamortized loan costs which were associated with the Blankenbaker Business Center Joint Venture's $1.1 million note payable. The unamortized loan fees were expensed due to the fact that the note was retired prior to its maturity. There was no similar expense in 1995.

Professional and administrative expenses - affiliated increased from 1995 to 1996 as a result of increased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Professional and administrative expenses - affiliated have remained fairly constant from 1994 to 1995.

Depreciation and amortization decreased from 1995 to 1996 as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated and as a result of assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $12,200,000.

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

Liquidity and Capital Resources
-------------------------------

Cash provided from operations was $453,958, $469,855 and $232,423 for the years ended December 31, 1996, 1995 and 1994, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) distribution of $247,178
(1996)  and  $257,885  (1995 and  1994).  The  annualized  distribution  rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovation and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were  $278,620,  $481,120 and $515,376 at December 31, 1996,  1995 and 1994,
respectively.

-------------------------------------------

As of December 31, 1996, the Partnership had mortgages payable in the amount of $4,042,552 ($3,091,363 and $951,189) from two insurance companies. Both mortgages bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. At the end of the 56th month from the date of the notes (notes dated September 8, 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified Rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the note. Both mortgages are secured by a first mortgage on Park Place Apartments Phase II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

The General Partner of the Partnership is presently exploring the possiblity of refinancing the mortgages payable discussed above due to the interest rate change which will be effective September 1997. If an interest rate can be obtained which would be less than the Modified Rate, together with a favorable amortization schedule, the loans will likely be refinanced.

On November 8, 1994, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, obtained permanent financing with an insurance company in the amount of $4,800,000. The loan proceeds were used by the Joint Venture to retire its note payable to a bank in the amount of $4,636,527, of which the Partnership's proportionate interest was $1,453,088, and to fund loan costs. The mortgage is recorded as a liability of the Joint Venture. The outstanding balance at December 31, 1996 was $4,198,031 of which the Partnership's proportionate interest was $1,315,663. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential Service Bureau, Inc. ("Prudential") lease renewal and expansion. (See below for a discussion of this lease renewal and expansion.) The note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the long term permanent financing discussed above, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs (discussed below) instead of debt financing. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture debt being at a level where permanent financing could be obtained and serviced.

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

-------------------------------------------

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

The majority of the Partnership's cash flow is derived from operating activities. The increase in other assets (1994) represents the Partnership's proportionate interest in the commission which was paid in connection with the lease renewal and expansion by Prudential Service Bureau, Inc. at Blankenbaker Business Center 1A (see above). Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements were funded by cash flow from operations and capital contributions as discussed above. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages and note payable, payment of loan costs and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent an increase in a mortgage payable. The joint venture capital contribution represents the Partnership's capital contribution to the Blankenbaker Business Center Joint Venture net the Partnership's proportionate interest in the joint venture's increase in cash which resulted from capital contributions. The Partnership utilizes the proportionate consolidation method of accounting for joint venture properties. The Partnership's interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by- line basis with the Partnership's own assets, liabilities, revenues,

--------------------------------------------

expenses and cash flows. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at December 31, 1996.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1996, 1995 and 1994.


                                                    Cash
                          Net Loss              Distributions         Return of
                         Allocated                Declared             Capital
                         ---------                --------             -------

Limited Partners:
       1996              $(125,619)               $ 244,707          $ 244,707
       1995               (103,976)                 255,306            255,306
       1994               (390,560)                 255,306            255,306

General Partner:
       1996              $  (1,269)               $   2,471          $   2,471
       1995                 (1,050)                   2,579              2,579
       1994                 (3,945)                   2,579              2,579

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

Some of the statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

-------------------------------------------

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any foward-looking information provided by the Partnership pursant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's principal activity is the leasing and management of a commercial business center and apartment complexes. If Prudential, the tenant that occupies 100% of the business center, or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 37 and 38 are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                 ARTHUR ANDERSEN LLP


Louisville, Kentucky
February 25, 1997




                            NTS-PROPERTIES VII, LTD.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1996 AND 1995




                                                       1996             1995
                                                   ------------      -----------

ASSETS

Cash and equivalents                               $   278,620       $   249,559
Cash and equivalents - restricted                      162,005           182,667
Investment securities                                     --             103,908
Accounts receivable                                     14,518             8,098
Land, buildings and amenities, net                  10,878,976        11,405,597
Other assets                                           140,380           159,119
                                                   -----------       -----------

                                                   $11,474,499       $12,108,948
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $ 5,358,215       $ 5,509,479
Accounts payable                                        90,301            53,878
Distributions payable                                   60,645            64,471
Security deposits                                       39,800            33,480
Other liabilities                                        6,787             3,323
                                                   -----------       -----------

                                                     5,555,748         5,664,631

Partners' equity                                     5,918,751         6,444,317
                                                   -----------       -----------

                                                   $11,474,499       $12,108,948
                                                   ===========       ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                 1996                    1995                   1994
                                             -----------             -----------             -----------
Revenues:
 Rental income                               $ 2,018,993             $ 1,957,327             $ 1,852,819
 Interest and other income                        22,769                  14,842                  18,659
                                             -----------             -----------             -----------

                                               2,041,762               1,972,169               1,871,478
Expenses:
 Operating expenses                              587,955                 460,727                 442,802
 Operating expenses - affiliated                 214,532                 226,010                 258,110
 Amortization of capitalized leasing
  costs                                              196                   6,030                  18,126
 Write-off of unamortized tenant
  improvements                                      --                      --                    41,739
 Interest expense                                456,642                 469,039                 465,746
 Management fees                                 104,248                 101,312                  96,658
 Real estate taxes                               103,171                 103,496                 106,110
 Professional and administrative
  expenses                                        53,887                  55,388                  77,768
 Professional and administrative
  expenses - affiliated                          109,512                  93,657                  91,227
 Depreciation and amortization                   538,507                 561,536                 667,697
                                             -----------             -----------             -----------

                                               2,168,650               2,077,195               2,265,983
                                             -----------             -----------             -----------

Net loss                                     $  (126,888)            $  (105,026)            $  (394,505)
                                             ===========             ===========             ===========

Net loss allocated to the limited
 partners                                    $  (125,619)            $  (103,976)            $  (390,560)
                                             ===========             ===========             ===========

Net loss per limited partnership
 unit                                        $      (.20)            $      (.16)            $      (.61)
                                             ===========             ===========             ===========

Weighted average number of limited
 partnership units                               615,384                 638,265                 638,265
                                             ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES VII, LTD.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                              Limited                 General
                                             Partners                 Partners                 Total
                                             --------                 --------                 -----
Balances at December 31, 1993               $ 7,494,280             $   (34,662)            $ 7,459,618

 Net loss                                      (390,560)                 (3,945)               (394,505)

 Distributions declared                        (255,306)                 (2,579)               (257,885)
                                            -----------             -----------             -----------
Balances at December 31, 1994                 6,848,414                 (41,186)              6,807,228

 Net loss                                      (103,976)                 (1,050)               (105,026)

 Distributions declared                        (255,306)                 (2,579)               (257,885)
                                            -----------             -----------             -----------
Balances at December 31, 1995                 6,489,132                 (44,815)              6,444,317

 Net loss                                      (125,619)                 (1,269)               (126,888)

 Distributions declared                        (244,707)                 (2,471)               (247,178)

 Repurchase of limited partnership
   Units                                       (151,500)                   --                  (151,500)
                                            -----------             -----------             -----------
Balances at December 31, 1996               $ 5,967,306             $   (48,555)            $ 5,918,751
                                            ===========             ===========             ===========


The accompanying notes to financial statements are an integral part of these statements.




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                     1996                   1995                   1994
                                                 ------------           ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $  (126,888)           $  (105,026)           $  (394,505)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Accrued interest on investment securities            1,408                 (1,408)                  --
  Amortization of capitalized leasing costs              196                  6,030                 18,126
  Write-off unamortized tenant improvements             --                     --                   41,739
  Depreciation and amortization                      538,507                561,536                667,697
  Changes in assets and liabilities:
   Cash and equivalents - restricted                  (9,568)                (1,795)                 1,431
   Accounts receivable                                (6,420)                14,477                 11,650
   Other assets                                       10,516                 10,517               (106,689)
   Accounts payable                                   36,423                (13,937)                  (297)
   Security deposits                                   6,320                 (3,862)                (6,729)
   Other liabilities                                   3,464                  3,323                   --
                                                 -----------            -----------            -----------

  Net cash provided by operating activities          453,958                469,855                232,423
                                                 -----------            -----------            -----------


CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities            (3,857)              (108,589)              (220,597)
Purchase of investment securities                   (207,440)              (202,363)                  --
Maturity of investment securities                    309,939                 99,863                   --
                                                 -----------            -----------            -----------

  Net cash provided by (used in) investing
   activities                                         98,642               (211,089)              (220,597)
                                                 -----------            -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Joint venture capital contribution                      --                     --                    1,382
Increase in mortgage payable                            --                     --                1,580,629
Principal payments on mortgages and note
 payable                                            (151,264)              (139,045)            (1,604,342)
Cash distributions                                  (251,005)              (257,885)              (257,885)
Repurchase of limited partnership Units             (151,500)                  --                     --
Cash and equivalents - restricted                     30,230               (127,653)                  --
Additions to loan costs                                 --                     --                  (14,490)
                                                 -----------            -----------            -----------

  Net cash used in financing activities             (523,539)              (524,583)              (294,706)
                                                 -----------            -----------            -----------

  Net decrease in cash and equivalents                29,061               (265,817)              (282,880)

CASH AND EQUIVALENTS, beginning of year              249,559                515,376                798,256
                                                 -----------            -----------            -----------

CASH AND EQUIVALENTS, end of year                $   278,620            $   249,559            $   515,376
                                                 ===========            ===========            ===========

Interest paid on a cash basis                    $   457,410            $   469,631            $   469,670
                                                 ===========            ===========            ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

       -------------------------------------------

       D)    Tax Status - Continued
             ----------------------

             A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:


                                              1996         1995         1994
                                           ---------    ---------    ---------

              Net loss                     $(126,888)   $(105,026)   $(394,505)
              Items handled differently
              for tax purposes:
               Depreciation and
                amortization                   9,030       (5,777)      83,538
               Capitalized leasing costs      22,368       28,219       40,266
               Rental income                   3,833        6,534       18,713
               Write-off of unamortized
                tenant improvements             --           --        (38,428)
               Loss on disposal of
                assets                          --           --            227
                                           ---------    ---------    ---------

              Taxable loss                 $ (91,657)   $ (76,050)   $(290,189)
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

             Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, is not subject to joint control. The managing general partners of the sole general partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners.
             Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the general partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provides the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows for the years presented given the commonality of the Partnership's operations.

       -------------------------------------------

       G)    Cash and Equivalents - Restricted
             ---------------------------------

             Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements and funds reserved by the Partnership for the repurchase of limited partnership Units.

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. As of December 31, 1995, investments were carried at cost which approximated market value. These securities matured during 1996. The Partnership intends to hold the securities until maturity. During 1996 and 1995, the Partnership sold no investment securities. At December 31, 1996, the Partnership held no investment securities with initial maturities greater than three months.

             The following provides details regarding the investments held at December 31, 1995:


                                       Amortized     Maturity    Value At
                      Type                Cost         Date       Maturity
                     ------              ------       ------     ---------
              Certificate of Deposit   $ 103,908     01/05/96    $ 103,968
                                        ========                 =========

             The  Partnership   held  no  investment   securities  with  initial
             maturities greater than three months in 1994.

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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year December 31, 1996 did not result in an impairment loss.

       J)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             The lease agreement at the commercial property is structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from this lease is being recognized on a straight-line basis over the lease term. Accrued income connected with this lease is included in accounts receivable and totalled $3,833 and $7,665 at December 31, 1996 and 1995, respectively. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs

       -------------------------------------------

       J)    Rental Income and Capitalized Leasing Costs - Continued
             -------------------------------------------------------

             associated   with  the  initial   leasing  of  the  properties  are
             capitalized and amortized over a five-year period.

       K)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1996, 1995 and 1994.

       L)    Statements of Cash Flows
             ------------------------

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       M)    Reclassification of 1995 and 1994 Financial Statements
             ------------------------------------------------------

             Certain reclassifications have been made to the December 31, 1995 and 1994 financial statements to conform with December 31, 1996 classifications. These reclassifications have no effect on previously reported operations.

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


3.     Investment in Blankenbaker Business Center Joint Venture
       --------------------------------------------------------

       On December 28, 1990, the Partnership entered into a Joint Venture Agreement with NTS-Properties Plus Ltd., an affiliate of the general partner of the Partnership, to complete the development of Blankenbaker Business Center 1A, a business center located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property (Real Property) to the capital of the Joint Venture, subject to mortgage indebtedness in the amount of $4,715,000. The agreed upon net fair market value of NTS-Properties Plus Ltd.'s capital contribution was $1,700,000, being the appraised value of the Real Property ($6,415,000) reduced by the $4,715,000 mortgage. The Partnership contributed $450,000 which was used for additional tenant improvements to the Real Property and made a capital contribution to the Joint Venture of $325,000 to purchase a 2.49 acre parking lot that was leased from an affiliate of the general partner as described in NTS-Properties Plus Ltd.'s Prospectus. NTS- Properties Plus Ltd. transferred to the Joint Venture its option to purchase the parking lot, and the Joint Venture exercised the option.

       The use of the parking lot is a provision of the tenant's lease agreement with the business center. By purchasing the parking lot, the Joint Venture's annual operating expenses were reduced approximately $35,000. The purchase price of the parking lot was determined by an independent appraisal.

       On August 16, 1994, the Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the general partner of the Partnership) to the Joint

3.     Investment in Blankenbaker Business Center Joint Venture - Continued
       --------------------------------------------------------------------

       Venture. In accordance with the Joint Venture Agreement Amendment, NTS-Properties IV contributed $1,100,000 and the Partnership contributed $500,000. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease expanded Prudential's leased space by approximately 15,000 square feet and extended its lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential now occupies 100% of the business center (approximately 101,000 square feet - ground and second floor). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1.4 million.

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

       Net income or loss is to be allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 31% at December 31, 1996. The Partnership's share of the joint venture's operating loss was $49,151
       (1996), $63,590 (1995) and $192,782 (1994).

4.     Interest Repurchase Reserve
       ---------------------------

       As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $121,270 to the Interest Repurchase Reserve. With these funds, the Partnership will be able to repurchase and retire up to 62,230 Units at a price of $4.00 per Unit. During 1996 the Partnership has repurchased a total of 37,875 Units for $151,500. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at December 31, 1996 was $97,423.

5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                               1996          1995
                                           -----------   -----------

           Land and improvements           $ 3,775,739   $ 3,775,739
           Buildings and improvements       11,605,949    11,605,948
           Amenities                            78,536        74,680
                                           -----------   -----------

                                            15,460,224    15,456,367

           Less accumulated depreciation     4,581,248     4,050,770
                                           -----------   -----------

                                           $10,878,976   $11,405,597
                                           ===========   ===========


6.     Mortgages Payable

       Mortgages payable as of December 31 consist of the following:


                                                     1996            1995
                                                 -----------     -----------
       Mortgage  payable to an insurance
       company,  bearing interest at a fixed
       rate of 8.5%, due November 15, 2005,
       secured by land and building              $ 1,315,663     $ 1,410,375

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.375%, due October 5, 2002,
       secured by land and buildings               3,091,363       3,134,609

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.375%, due October 5, 2002,
       secured by land and buildings                 951,189         964,495
                                                  ----------      ----------
                                                 $ 5,358,215     $ 5,509,479
                                                  ==========      ==========

       The mortgages are payable in monthly installments of $57,856 which includes principal, interest and property taxes.

       Scheduled maturities of debt are as follows:


       For the Years Ended December 31,                  Amount
       --------------------------------                  ------

                       1997                           $   164,559
                       1998                               179,021
                       1999                               194,755
                       2000                               211,871
                       2001                               230,492
                    Thereafter                          4,377,517
                                                      -----------
                                                      $ 5,358,215
                                                      ===========


       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,800,000.

7.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1996:

       For the Years Ended December 31,                  Amount
       --------------------------------                  ------

                      1997                            $  232,091
                      1998                               235,924
                      1999                               235,924
                      2000                               235,924
                      2001                               235,924
                   Thereafter                            845,396
                                                      ----------
                                                      $2,021,183
                                                      ==========



8.     Related Party Transactions
       --------------------------

       Property management fees of $104,248 (1996),  $101,312 (1995) and $96,658
       (1994) were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from the residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,337 (1995) as a repair and maintenance fee and has capitalized this cost as a part of land, buildings and amenities. There was no similar fee incurred during 1996. The Partnership also was charged the following amounts from affiliates of the general partner for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

       These charges were as follows:


                                    1996       1995       1994
                                  --------   --------   --------

               Administrative     $133,746   $117,792   $113,980
               Property manager    148,857    154,872    163,947
               Leasing              39,363     45,332     68,167
               Other                 2,078      1,671      5,553
                                  --------   --------   --------

                                  $324,044   $319,667   $351,647
                                  ========   ========   ========

       On August 16, 1994, the Partnership contributed $500,000 to the Blankenbaker Business Center Joint Venture. For details regarding this transaction, refer to Note 3 Investment in Blankenbaker Business Center Joint Venture.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

N/A

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

The general partners of NTS-Properties Associates VII are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 55) is the managing general partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good (age 57), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J.D. Nichols, Richard L. Good and John W. Hampton.


John W. Hampton
---------------

Mr. Hampton (age 47) is Senior Vice President of NTS Development Company with responsibility for all accounting operations. Before joining the Manager in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.  Management Remuneration and Transactions

The officers and/or directors of the corporate general partner receive no direct remuneration in such capacities. The partnership is required to pay a property management fee based on gross rentals to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. Also, NTS Development Company provides certain other services to the Partnership. See Note 8 to the financial statements which sets forth transactions with affiliates of the general partner for the years ended December 31, 1996, 1995 and 1994.

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

Item 13.  Certain Relationships and Related Transactions

Property management fees of $104,248 (1996),  $101,312 (1995) and $96,658 (1994)
were paid to NTS Development Company, an affiliate of the general partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,337 (1995) as a repair and maintenance fee and has capitalized this cost as a part of land, buildings and amenities. There was no similar fee incurred during 1996. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1996, 1995 and 1994. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

Item 13.      Certain Relationships and Related Transactions - Continued

These charges were as follows:


                                       1996             1995            1994
                                     --------         --------        --------

Administrative                       $133,746         $117,792        $113,980
Property manager                      148,857          154,872         163,947
Leasing                                39,363           45,332          68,167
Other                                   2,078            1,671           5,553
                                      -------          -------         -------

                                     $324,044         $319,667        $351,647
                                      =======          =======         =======



On August 16, 1994, the Partnership contributed $500,000 to the Blankenbaker Business Center Joint Venture. For details regarding this transaction, refer to
Note 3 of the 1996 financial statements.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously discussed.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      Financial statements

        The financial statements for the period through December 31, 1996, together with the report of Arthur Andersen LLP dated February 25, 1997, appear in Item 8.

2.      Financial statement schedules

        Schedules:                                                    Page No.

        III-Real Estate and Accumulated Depreciation                   37-38

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

4.      Reports on Form 8-K

        No reports on Form 8-K were filed for the quarter ended December 31, 1996.



                            NTS-PROPERTIES VII, LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1996




                                                                                     Park Place       Blankenbaker
                                                                   The Park at       Apartments         Business
                                                                   the Willows        Phase II         Center 1A          Total
                                                                   -----------        --------         ---------          -----
Encumbrances                                                          None               (A)               (B)

Initial cost to partnership:
  Land                                                            $    457,048     $  2,616,693      $    606,927      $  3,680,668
  Buildings and improvements                                         2,091,968        7,692,119         1,679,081        11,463,168

Cost capitalized subsequent to acquisition:
  Improvements                                                          12,063             (548)          309,098           320,613
  Other (C)                                                               --               --              (4,225)           (4,225)
  Carrying costs                                                          --               --                --                --

Gross amount at which carried December 31, 1996 (D):
  Land                                                            $    457,048     $  2,618,162      $    700,529      $  3,775,739
  Buildings and improvements                                         2,104,031        7,690,102         1,890,352        11,684,485
                                                                  ------------     ------------      ------------      ------------

  Total                                                           $  2,561,079     $ 10,308,264      $  2,590,881      $ 15,460,224
                                                                  ============     ============      ============      ============

Accumulated depreciation                                          $    789,272     $  2,808,780      $    983,196      $  4,581,248
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

(D)    Aggregate cost of real estate for tax purposes is $12,183,325.

(E) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 5 - 30 years for buildings and improvements and 5 - 30 years for amenities.



                            NTS-PROPERTIES VII, LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                   Real             Accumulated
                                                  Estate           Depreciation
                                                  ------           ------------

Balances at December 31, 1993                  $ 15,250,553        $  2,917,782

Additions during period:
 Improvements (a)                                   276,080                --
 Depreciation (b)                                      --               658,890

Deductions during period:
 Retirements                                        (94,165)            (50,926)
 Other (c)                                           (5,688)             (1,464)
                                               ------------        ------------

Balances at December 31, 1994                    15,426,780           3,524,282

Additions during period:
 Improvements (a)                                    62,291                --
 Depreciation (b)                                      --               552,991

Deductions during period:
 Retirements                                        (32,704)            (26,503)
                                               ------------        ------------

Balances at December 31, 1995                    15,456,367           4,050,770

Additions during period:
 Improvements (a)                                     3,857                --
 Depreciation (b)                                      --               530,478
                                               ------------        ------------

Balances at December 31, 1996                  $ 15,460,224        $  4,581,248
                                               ============        ============

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


                                      NTS-PROPERTIES VII, LTD.
                                            (Registrant)

                                      BY:   NTS-Properties Associates VII,
                                            General Partner
                                            BY:  NTS Capital Corporation,
                                                 General Partner


                                                   /s/ John W. Hampton
                                                   John W. Hampton
                                                   Senior Vice President



Date:      March  24 , 1997


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

        Signature                Title



/s/ J. D. Nichols                 General Partner of NTS-Properties
    ----------------              Associates VII and Chairman of the
    J. D. Nichols                 Board and Sole Director of NTS
                                  Capital Corporation


/s/ Richard L. Good               General Partner of NTS-Properties
    ----------------              Associates VII and President of
    Richard L. Good               NTS Capital Corporation


/s/ John W. Hampton               Senior Vice President of NTS Capital
    ------------------            Corporation
    John W. Hampton

The Partnership is a limited partnership and no proxy material has been sent to the limited partners.