Form 10-Q
period 1997-03-31
NTS PROPERTIES VII LTD/FL
filed 1997-05-14
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended      March 31, 1997

                                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from  _________  to  ________

                        Commission File Number               0-18952

                            NTS-PROPERTIES VII, LTD.
          (Exact name of registrant as specified in its charter)

            Florida                                  61-1119232
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Road
   Louisville, Kentucky                                 40223
(Address of principal executive                        (Zip Code)
offices)

Registrant's telephone number, including area code      (502) 426-4800

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

                                TABLE OF CONTENTS

                                                                        Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1997 and December 31, 1996                    3

            Statements of Operations
              For the three months ended March 31, 1997 and 1996            4

            Statements of Cash Flows
              For the three months ended March 31, 1997 and 1996            5

            Notes To Financial Statements                                 6-7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        8-12


                                     PART II

1.     Legal Proceedings                                                   13
2.     Changes in Securities                                               13
3.     Defaults upon Senior Securities                                     13
4.     Submission of Matters to a Vote of Security Holders                 13
5.     Other Information                                                   13
6.     Exhibits and Reports on Form 8-K                                    13

Signatures                                                                 14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                      As of             As of
                                                 March 31, 1997   December 31, 1996*
                                                 --------------   ------------------

ASSETS
Cash and equivalents                               $   284,447       $   278,620
Cash and equivalents - restricted                      175,572           162,005
Accounts receivable                                     11,361            14,518
Land, buildings and amenities, net                  10,753,715        10,878,976
Other assets                                           155,751           140,380
                                                   -----------       -----------

                                                   $11,380,846       $11,474,499
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY
Mortgages payable                                  $ 5,318,365       $ 5,358,215
Accounts payable                                        90,637            90,301
Distributions payable                                   60,427            60,645
Security deposits                                       40,615            39,800
Other liabilities                                       31,681             6,787
                                                   -----------       -----------

                                                     5,541,725         5,555,748

Partners' equity                                     5,839,121         5,918,751
                                                   -----------       -----------

                                                   $11,380,846       $11,474,499
                                                   ===========       ===========


                                      Limited         General
                                     Partners         Partner          Total
                                     --------         -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years      (2,679,317)        (27,063)     (2,706,380)
Net loss - current year                 (10,450)           (106)        (10,556)
Cash distributions declared to
 date                                (2,197,399)        (22,196)     (2,219,595)
Repurchase of limited
 partnership Units                     (160,148)             --        (160,148)
                                   ------------    ------------    ------------

Balances at March 31, 1997         $  5,888,386    $    (49,265)   $  5,839,121
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 27, 1997.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS



                                                Three Months Ended
                                                     March 31,
                                                -------------------

                                                 1997         1996
                                              ----------   ----------
Revenues:
  Rental income                               $ 484,230    $ 506,853
  Interest and other income                       3,953        4,977
                                              ---------    ---------

                                                488,183      511,830
 Expenses:
  Operating expenses                            112,037       88,903
  Operating expenses - affiliated                61,558       56,141
  Interest expense                              111,902      115,069
  Management fees                                25,051       26,144
  Real estate taxes                              24,894       25,778
  Professional and administrative expenses       13,835       12,582
  Professional and administrative expenses
   - affiliated                                  20,314       32,389
  Depreciation and amortization                 129,148      136,730
                                              ---------    ---------

                                                498,739      493,736
                                              ---------    ---------

 Net income (loss)                            $ (10,556)   $  18,094
                                              =========    =========

 Net income (loss) allocated to the limited
  partners                                    $ (10,450)   $  17,913
                                              =========    =========

 Net income (loss) per limited partnership
  unit                                        $    (.02)   $     .03
                                              =========    =========

 Weighted average number of limited
  partnership units                             599,466      636,252
                                              =========    =========




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS



                                                           Three Months Ended
                                                                March 31,
                                                           -------------------

                                                            1997         1996
                                                         ----------   ----------

Net income (loss)                                        $ (10,556)   $  18,094
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities                     --        1,408
  Depreciation and amortization                            129,148      136,730
  Changes in assets and liabilities:
   Cash and equivalents - restricted                       (22,215)     (22,832)
   Accounts receivable                                       3,157       (5,645)
   Other assets                                            (17,377)     (12,041)
   Accounts payable                                            336       15,281
   Security deposits                                           815        1,530
   Other liabilities                                        24,894       25,778
                                                         ---------    ---------

  Net cash provided by operating activities                108,202      158,303
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                  (1,880)        (445)
Maturity of investment securities                               --      102,499
                                                         ---------    ---------

  Net cash provided by (used in) investing
   activities                                               (1,880)     102,054
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                            8,648       41,380
Principal payments on mortgages payable                    (39,850)     (36,630)
Cash distributions                                         (60,645)     (64,471)
Repurchase of limited partnership Units                     (8,648)     (41,380)
                                                         ---------    ---------

  Net cash used in financing activities                   (100,495)    (101,101)
                                                         ---------    ---------

  Net increase in cash and equivalents                       5,827      159,256

CASH AND EQUIVALENTS, beginning of period                  278,620      249,559
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $ 284,447    $ 408,815
                                                         =========    =========

Interest paid on a cash basis                            $ 112,320    $ 115,538
                                                         =========    =========

                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1997 and 1996.

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

2.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During 1996, the Partnership sold no investment securities. At March 31, 1997 and December 31, 1996, the Partnership held no investment securities with initial maturities greater than three months.

3.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                   March 31,        December 31,
                                                     1997              1996
                                                  -----------       -----------
     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings                $ 3,079,976       $ 3,091,363

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings                    947,685           951,189

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                   1,290,704         1,315,663
                                                   ----------        ----------
                                                  $ 5,318,365       $ 5,358,215
                                                   ===========       ==========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,660,000.

4.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 1997, the Partnership has funded a total amount of $248,923 to the Reserve which will allow the Partnership to repurchase up to 62,230 Units at a price of $4.00 per Unit. As of March 31, 1997 the Partnership has repurchased a total of 40,037 Units for $160,148. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1997 was $88,775.

5.   Related Party Transactions
     --------------------------

     Property management fees of $25,051 and $26,144 were paid to NTS Development Company, an affiliate of the general partner, during the three months ended March 31, 1997 and 1996, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                              1997            1996
                                            ---------       --------

               Leasing                      $ 11,328        $ 10,341
               Administrative                 27,049          38,912
               Property manager               43,408          39,277
               Other                              88            --
                                            --------        --------

                                            $ 81,873        $ 88,530
                                            ========        ========



6.   Reclassification of 1996 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the March 31, 1996 financial statements to conform with the March 31, 1997 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                             1997          1996
                                            ------        ------

Wholly-owned Properties
-----------------------

The Park at the Willows                       79%           98%

Park Place Apartments Phase II                88%           93%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at March 31,
1997)
------------------------------------

Blankenbaker Business Center 1A (31%)        100%          100%

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1997 and 1996 was as follows:


                                                1997                 1996
                                             ---------            ---------

Wholly-owned Properties
-----------------------

The Park at the Willows                      $  75,050            $  80,892

Park Place Apartments Phase II               $ 336,458            $ 352,653

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at March 31,
1997)
------------------------------------

Blankenbaker Business Center 1A (31%)(1)     $  73,478            $  73,437

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months ended March 31, 1997 and 1996.

The Park at the Willows' occupancy decreased from 98% at March 31, 1996 to 79% at March 31, 1997. Average occupancy for the three month period ended March 31 decreased from 98% in 1996 to 85% in 1997. Occupancy at residential properties fluctuate on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. In the opinion of the General Partner of the Partnership, the decrease in occupancy for the three months ended March 31, 1997 as compared to the same period in 1996 is only a temporary fluctuation and does not represent a downward occupancy trend. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared

---------------------------------

to other residential properties. In residential properties it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the change in occupancy will be much greater than at other residential properties because of its small size. The decrease in rental and other income at The Park at the Willows for the three months ended March 31, 1997 as compared to the same period in 1996 was due to the 13% decrease in average occupancy. Rental and other income at The Park at the Willows also decreased due to decreased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent.

Park Place Apartments Phase II's occupancy decreased from 93% at March 31, 1996 to 88% at March 31, 1997. Average occupancy for the three month period ended March 31 at Park Place Apartments Phase II decreased from 94% in 1996 to 88% in 1997. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Park Place Apartments Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Park Place Apartments Phase II decreased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of the decrease in average occupancy and decreased income from fully furnished units as a result of a decrease in the number of fully furnished units being leased.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

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

Interest and other income includes interest income from investments made by the Partnership with cash reserves. The decrease in interest income for the three months ended March 31, 1997 as compared to the same period in 1996 was a result of decreased cash reserves being available for investment.

Operating expenses increased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of increased interior painting, roof repair and vacant utility costs at Park Place Apartments Phase II, increased carpet replacement costs at The Park at the Willows and increased roof repair costs at Blankenbaker Business Center 1A. The increases in operating expenses were partially offset by decreased snow removal and furniture rental costs at Park Place Apartments Phase II.

Operating expenses - affiliated increased for the three months ended March 31, 1997 as compared to the same period in 1996 as a result of increased property management costs at all of the Partnership's properties. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in interest expense for the three months ended March 31, 1997 as compared to the same period in 1996 is the result of the Partnership's decreasing debt level as a result of principal payments made.

---------------------------------

See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses have remained fairly constant for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

Professional and administrative expenses - affiliated decreased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation  and  amortization  decreased  for the three months ended March 31,
1997 as compared to the three months ended March 31, 1996 as a result of a portion of the assets with shorter lives at Park Place Apartments Phase II becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $12,200,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $108,202 and $158,303 for the three months ended March 31, 1997 and 1996, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $60,427 (1997) and a 2% (annualized) cash distribution of $63,426 (1996). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of March 31) were $284,447 and $408,815 at March 31, 1997 and 1996, respectively.

As of March 31, 1997, the Partnership had mortgages payable in the amount of $4,027,661 ($3,079,976 and $947,685) from two insurance companies. Both mortgages bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. At the end of the 56th month from the date of the notes (notes dated September 8, 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the notes. Both mortgages are secured by a first mortgage on Park Place Apartments Phase II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

-------------------------------------------

The General Partner of the Partnership is presently exploring the possibility of refinancing the mortgages payable discussed above due to the interest rate change which will be effective September 1997. If an interest rate can be obtained which would be less than the Modified Rate, together with a favorable amortization schedule, the loans will likely be refinanced.

As of March 31, 1997, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $4,118,392. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1997 is $1,290,704. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. Through March 1997, the Partnership has funded a total amount of $248,923 to the Reserve which will allow the Partnership to repurchase up to 62,230 units at a price of $4.00 per Unit. As of March 31, 1997, the Partnership has repurchased a total of 40,037 Units for $160,148. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1997 was $88,775.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations. Cash flows provided by investing activities are derived from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months to improve its return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows provided by financing activities represents the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at March 31, 1997.













                              (Continued next page)

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1997 and 1996.


                           Net Income         Cash
                             (Loss)      Distributions       Return of
                           Allocated        Declared           Capital
                           ---------        --------          ---------

Limited Partners:
       1997                 $(10,450)      $ 59,823           $ 59,823
       1996                    17,913        62,792             44,879

General Partner:
       1997                $    (106)      $    604           $    604
       1996                      181            634                453


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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, which reflect management's best judgement based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b)    Reports on Form 8-K:

              There were no reports on Form 8-K for the three months ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, NTS-Properties VII, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         NTS-PROPERTIES VII, LTD.
                                        --------------------------------
                                               (Registrant)

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



Date:    May 12 , 1997