Form 10-Q
period 1997-06-30
NTS PROPERTIES VII LTD/FL
filed 1997-08-13
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      June 30, 1997

                                     OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________  to  _____________

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

                                TABLE OF CONTENTS

                                                                       Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1997 and December 31, 1996                    3

            Statements of Operations
              For the three months and six months ended
                June 30, 1997 and 1996                                     4

            Statements of Cash Flows
              For the three months and six months ended
                  June 30, 1997 and 1996                                   5

            Notes To Financial Statements                                6-7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       8-12


                                     PART II

1.     Legal Proceedings                                                  13
2.     Changes in Securities                                              13
3.     Defaults upon Senior Securities                                    13
4.     Submission of Matters to a Vote of Security Holders                13
5.     Other Information                                                  13
6.     Exhibits and Reports on Form 8-K                                   13

Signatures                                                                14



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                      As of            As of
                                                  June 30, 1997   December 31, 1996*
                                                  -------------   ------------------
ASSETS

Cash and equivalents                               $   323,737       $   278,620
Cash and equivalents - restricted                      197,758           162,005
Accounts receivable                                      2,707            14,518
Land, buildings and amenities, net                  10,630,602        10,878,976
Other assets                                           144,446           140,380
                                                   -----------       -----------

                                                   $11,299,250       $11,474,499
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $ 5,277,668       $ 5,358,215
Accounts payable                                        74,248            90,301
Distributions payable                                   60,426            60,645
Security deposits                                       41,440            39,800
Other liabilities                                       56,576             6,787
                                                   -----------       -----------

                                                     5,510,358         5,555,748

Partners' equity                                     5,788,892         5,918,751
                                                   -----------       -----------

                                                   $11,299,250       $11,474,499
                                                   ===========       ===========


                                      Limited        General
                                     Partners        Partner          Total
                                     --------        -------          -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years     (2,679,317)        (27,063)     (2,706,380)
Net loss - current year                   (316)             (3)           (319)
Cash distributions declared to
 date                               (2,257,221)        (22,800)     (2,280,021)
Repurchase of limited
 partnership Units                    (160,188)             --        (160,188)
                                  ------------    ------------    ------------

Balances at June 30, 1997         $  5,838,658    $    (49,766)   $  5,788,892
                                  ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 27, 1997.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS


                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                             --------                      --------

                                        1997          1996           1997           1996
                                    -----------   -----------    -----------    -----------
REVENUES:
  Rental income                     $   502,542   $   486,778    $   986,773    $   993,630
  Interest and other income               5,474         4,369          9,427          9,346
                                    -----------   -----------    -----------    -----------

                                        508,016       491,147        996,200      1,002,976

EXPENSES:
  Operating expenses                    118,135       153,380        230,173        242,282
  Operating expenses - affiliated        52,823        50,496        114,381        106,637
  Interest expense                      111,472       114,460        223,373        229,529
  Management fees                        25,995        24,993         51,047         51,138
  Real estate taxes                      24,894        25,677         49,788         51,455
  Professional and administrative
    expenses                             15,083        13,905         28,917         26,488
  Professional and administrative
    expenses - affiliated                20,549        21,350         40,863         53,739
  Depreciation and amortization         128,828       136,673        257,977        273,403
                                    -----------   -----------    -----------    -----------

                                        497,779       540,934        996,519      1,034,671
                                    -----------   -----------    -----------    -----------

Net income (loss)                   $    10,237   $   (49,787)   $      (319)   $   (31,695)
                                    ===========   ===========    ===========    ===========

Net income (loss) allocated to
 the limited partners               $    10,135   $   (49,289)   $      (316)   $   (31,378)
                                    ===========   ===========    ===========    ===========

Net income (loss) per limited
 partnership unit                   $      0.02   $     (0.08)   $      0.00    $     (0.05)
                                    ===========   ===========    ===========    ===========

Weighted average number of units        598,221       621,982        598,840        629,117
                                    ===========   ===========    ===========    ===========




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS


                                            Three Months Ended        Six Months Ended
                                                 June 30,                 June 30,

                                            1997         1996         1997         1996
                                         ----------   ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        $  10,237    $ (49,787)   $    (319)   $ (31,695)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Accrued interest on investment
      securities                                --       (1,230)          --          178
   Depreciation and amortization           128,828      136,673      257,977      273,403
   Changes in assets and liabilities
    Cash and equivalents - restricted      (22,226)     (24,327)     (44,441)     (47,159)
    Accounts receivable                      8,654         (150)      11,811       (5,795)
    Other assets                             9,299        7,585       (8,079)      (4,455)
    Accounts payable                       (16,389)      22,809      (16,053)      38,090
    Security deposits                          825        3,025        1,640        4,555
    Other liabilities                       24,894       25,678       49,788       51,456
                                         ---------    ---------    ---------    ---------

   Net cash provided by operating
      activities                           144,122      120,276      252,324      278,578
                                         ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
  amenities                                 (3,708)        (158)      (5,588)        (603)
Purchase of investment securities               --     (207,439)          --     (207,439)
Maturity of investment securities               --           --           --      102,500
                                         ---------    ---------    ---------    ---------

   Net cash used in investing
      activities                            (3,708)    (207,597)      (5,588)    (105,542)
                                         ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted               40      (80,554)       8,688      (39,174)
Principal payments on mortgages
   payable                                 (40,697)     (37,410)     (80,547)     (74,040)
Cash distributions                         (60,427)     (63,427)    (121,072)    (127,898)
Repurchase of limited partnership
   Units                                       (40)     (40,716)      (8,688)     (82,096)
                                         ---------    ---------    ---------    ---------

   Net cash used in financing
      activities                          (101,124)    (222,107)    (201,619)    (323,208)
                                         ---------    ---------    ---------    ---------

   Net increase (decrease) in cash and
      equivalents                           39,290     (309,428)      45,117     (150,172)

CASH AND EQUIVALENTS, beginning of
   period                                  284,447      408,815      278,620      249,559
                                         ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS, end of period      $ 323,737    $  99,387    $ 323,737    $  99,387
                                         =========    =========    =========    =========

Interest paid on a cash basis            $ 111,472    $ 114,759    $ 223,791    $ 230,297
                                         =========    =========    =========    =========


                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1997 and 1996.

1.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

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

2.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the partnership for the repurchase of limited partnership Units.

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. At June 30, 1997 and December 31, 1996, the Partnership held no investment securities with initial maturities greater than three months.

4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                  June 30,        December 31,
                                                    1997              1996
                                                    ----              ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings               $ 3,068,348      $ 3,091,363

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings                   944,108          951,189

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                  1,265,212        1,315,663
                                                 -----------       ----------

                                                 $ 5,277,668      $ 5,358,215
                                                 ===========       ==========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,600,000.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through June 1997, the Partnership has funded a total amount of $248,923 to the Reserve which will allow the Partnership to repurchase up to 62,230 Units at a price of $4.00 per Unit. As of June 30, 1997 the Partnership has repurchased a total of 40,047 Units for $160,188. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at June 30, 1997 was $88,735.

6.   Related Party Transactions
     --------------------------

     Property management fees of $51,047 and $51,138 were paid to NTS Development Company, an affiliate of the general partner, during the six months ended June 30, 1997 and 1996, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1997 and 1996. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                          1997       1996
                                        --------   --------

                     Leasing            $ 20,273   $ 18,328
                     Administrative       54,332     66,784
                     Property manager     80,525     75,192
                     Other                   113         72
                                        --------   --------

                                        $155,243   $160,376
                                        ========   ========



7.   Reclassification of 1996 Financial Statements
     ---------------------------------------------

     Certain reclassifications have been made to the June 30, 1996 financial statements to conform with the June 30, 1997 classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                1997                 1996
                                                ----                 ----

Wholly-owned Properties
-----------------------

The Park at the Willows                          94%                  85%

Park Place Apartments Phase II                   94%                  89%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at June 30,
1997)
------------------------------------

Blankenbaker Business Center 1A (31%)           100%                 100%

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1997 and 1996 was as follows:


                                       Three Months Ended     Six Months Ended
                                            June 30,              June 30,
                                            --------              --------

                                        1997       1996        1997     1996
                                      ---------  ---------  --------- ---------
Wholly-owned Properties
-----------------------

The Park at the Willows               $  79,945  $  74,801  $ 154,995 $ 155,694

Park Place Apartments Phase II        $ 350,648  $ 339,170  $ 687,106 $ 691,823

Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (Ownership %
at June 30, 1997)
---------------------------------

Blankenbaker Business Center 1A       $  73,506  $  73,478  $ 146,984 $ 146,914
(31%)(1)


(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months ended June 30, 1997 and 1996.

The Park at the Willows' occupancy increased from 85% at June 30, 1996 to 94% at June 30, 1997. Average occupancy for the six month period ended June 30 decreased from 93% in 1996 to 88% in 1997. Average occupancy for the three month period ended June 30 increased from 89% in 1996 to 90% in 1997. Occupancy at residential properties fluctuates on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. In the opinion of the General Partner of the Partnership the decrease in average occupancy for the six month period is only a temporary fluctuation and does not represent a downward trend. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in

---------------------------------

occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties, it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the changes in occupancy will be much greater than at other residential properties because of its small size. The Park at the Willows' rental and other income remained fairly constant for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. Rental and other income increased at The Park at the Willows for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of increased rental rates and the increase in average occupancy.

Park Place Apartments Phase II's occupancy increased from 89% at June 30, 1996 to 94% at June 30, 1997. Average occupancy for the six month period ended June 30 decreased from 92% (1996) to 89% (1997). Average occupancy for the three month period ended June 30 decreased from 92% (1996) to 90% (1997). Rental and other income at Park Place Apartments Phase II remained fairly constant for the six months ended June 30, 1997 as compared to the same period in 1996. Rental and other income at Park Place Apartments Phase II increased for the three months ended June 30, 1997 as compared to the same period in 1996 as a result of increased rental rates.

A wholly-owned subsidiary of the Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

If present trends continue, the Partnership will be able to continue at its current level of operation without the need of any additional financing. Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. See the Liquidity and Capital Resources section of
Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financing.

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest income remained fairly constant for the six months ended June 30, 1997 as compared to the same period in 1996. The increase in interest income for the three months ended June 30, 1997 as compared to the same period in 1996 is a result of increased cash reserves being available for investment.

Operating expenses decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of decreased replacement costs (carpet, vinyl and wallcovering) and decreased building repair and maintenance costs at Park Place Apartments Phase II. The decreases in operating expenses for both the three month and six month periods are partially offset by increased carpet replacement costs and increased landscaping costs at The Park at the Willows and increased exterior building repair and maintenance costs at Blankenbaker Business Center 1A.

Operating expenses - affiliated increased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of increased property management costs at all of the Partnership's properties. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in interest expense for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 is the result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses remained fairly constant for the three months and six months ended June 30, 1997 as compared to the same periods in 1996.

Professional and administrative expenses - affiliated decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996 as a result of a portion of the assets with shorter lives at Park Place Apartments Phase II becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $12,200,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $252,324 and $278,578 for the six months ended June 30, 1997 and 1996, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $120,853 and $125,825 for the six months ended June 30, 1997 and 1996, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June
30) were $323,737 and $308,056 at June 30, 1997 and 1996, respectively.

As of June 30, 1997, the Partnership had mortgages payable in the amount of $4,012,456($3,068,348 and $944,108) from two insurance companies. Both mortgages bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. At the end of the 56th month from the date of the notes (notes dated September 8, 1992), the insurance companies will notify the Partnership of the interest rate which is their then prevailing interest rate for loans with a term of five years on properties comparable to the apartments (the "Modified Rate"). The Partnership will have 30 days to accept or reject the Modified rate. If the Modified Rate is rejected by the Partnership, the entire unpaid principal balance is due with the 60th installment of interest. If the Partnership accepts the Modified Rate, it becomes effective the 61st month from the date of the notes. Both mortgages are secured by a first mortgage on Park Place Apartments Phase II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. If the Partnership accepts the Modified Rate, the principal balance of both mortgages will be amortized using a 22-year amortization schedule beginning the 61st month. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

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

As of June 30, 1997, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $4,037,051. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1997 is $1,265,212. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. Through June 1997, the Partnership has funded a total amount of $248,923 to the Reserve which will allow the Partnership to repurchase up to 62,230 units at a price of $4.00 per Unit. As of June 30, 1997, the Partnership has repurchased a total of 40,047 Units for $160,188. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at June 30, 1997 was $88,735.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investments securities. Cash flows provided by investing activities are derived from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months to improve its return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at June 30, 1997.









                              (Continued next page)

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1997 and 1996.


                           Net Income              Cash
                             (Loss)            Distributions         Return of
                           Allocated             Declared             Capital
                           ---------             --------             -------

Limited Partners:
       1997                $    (316)             $ 119,644          $ 119,644
       1996                  (31,378)               124,566            124,566

General Partner:
       1997                $      (3)             $   1,209          $   1,209
       1996                     (317)                 1,259              1,259


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

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b)    Reports on Form 8-K:

              There were no reports on Form 8-K for the three months ended June 30, 1997.

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



Date:    August 11 , 1997