Form 10-Q
period 1997-09-30
NTS PROPERTIES VII LTD/FL
filed 1997-11-13
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended   September 30, 1997

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _______

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

                                                           YES  X         NO

Exhibit Index: See page 14
Total Pages: 15

                                TABLE OF CONTENTS

                                                                       Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1997 and December 31, 1996               3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1997 and 1996                                  4

            Statements of Cash Flows
              For the three months and nine months ended
              September 30, 1997 and 1996                                  5

            Notes To Financial Statements                                6-8

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                       9-13


                                     PART II

1.     Legal Proceedings                                                  14
2.     Changes in Securities                                              14
3.     Defaults upon Senior Securities                                    14
4.     Submission of Matters to a Vote of Security Holders                14
5.     Other Information                                                  14
6.     Exhibits and Reports on Form 8-K                                   14

Signatures                                                                15



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                     As of               As of
                                               September 30,1997   December 31, 1996*
                                               -----------------   ------------------
ASSETS
Cash and equivalents                               $   287,566       $   278,620
Cash and equivalents - restricted                      217,458           162,005
Investment Securities                                   75,000                --
Accounts receivable                                      1,812            14,518
Land, buildings and amenities, net                  10,505,298        10,878,976
Other assets                                           195,576           140,380
                                                   -----------       -----------

                                                   $11,282,710       $11,474,499
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $ 5,236,104       $ 5,358,215
Accounts payable                                        83,336            90,301
Distributions payable                                   60,426            60,645
Security deposits                                       39,740            39,800
Other liabilities                                      107,701             6,787
                                                   -----------       -----------

                                                     5,527,307         5,555,748

Partners' equity                                     5,755,403         5,918,751
                                                   -----------       -----------

                                                   $11,282,710       $11,474,499
                                                   ===========       ===========

                                      Limited        General
                                     Partners        Partner         Total
                                     --------        -------         -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years     (2,679,317)        (27,063)     (2,706,380)
Net income - current year               26,351             266          26,617
Cash distributions declared to
 date                               (2,317,042)        (23,404)     (2,340,446)
Repurchase of limited
 partnership Units                    (160,188)             --        (160,188)
                                  ------------    ------------    ------------

Balances at September 30, 1997    $  5,805,504    $    (50,101)   $  5,755,403
                                  ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 27, 1997.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS



                                             Three Months Ended                         Nine Months Ended
                                                September 30,                             September 30,
                                                -------------                             -------------

                                           1997                1996                 1997                 1996
                                        -----------         -----------          -----------         -----------
REVENUES:
  Rental income                         $   531,525         $   537,264          $ 1,518,297         $ 1,530,895
  Interest and other income                   4,887               3,845               14,314              13,191
                                        -----------         -----------          -----------         -----------

                                            536,412             541,109            1,532,611           1,544,086

EXPENSES:
  Operating expenses                        122,066             174,123              352,238             416,406
  Operating expenses - affiliated            58,780              54,817              173,161             161,453
  Interest expense                          110,605             113,963              333,978             343,492
  Management fees                            27,398              27,851               78,445              78,987
  Real estate taxes                          24,894              25,907               74,682              77,363
  Professional and administrative
   expenses                                  16,913              12,161               45,829              38,649
  Professional and administrative
   expenses - affiliated                     19,931              24,261               60,795              78,000
  Depreciation and amortization             128,889             133,570              386,866             406,975
                                        -----------         -----------          -----------         -----------

                                            509,476             566,653            1,505,994           1,601,325
                                        -----------         -----------          -----------         -----------

Net income (loss)                       $    26,936         $   (25,544)         $    26,617         $   (57,239)
                                        ===========         ===========          ===========         ===========

Net income (loss) allocated to
 the limited partners                   $    26,667         $   (25,289)         $    26,351         $   (56,667)
                                        ===========         ===========          ===========         ===========

Net income (loss) per limited
 partnership Unit                       $      0.04         $     (0.04)         $      0.04         $     (0.09)
                                        ===========         ===========          ===========         ===========

Weighted average number of Units            598,218             603,210              598,630             620,418
                                        ===========         ===========          ===========         ===========




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS


                                                  Three Months Ended                   Nine Months Ended
                                                     September 30,                        September 30,
                                                     -------------                        -------------

                                               1997                1996              1997               1996
                                             ---------          ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $  26,936          $ (25,544)         $  26,617          $ (57,239)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Accrued interest on investment
      securities                                    --              1,230                 --              1,408
   Depreciation and amortization               128,889            133,570            386,866            406,975
   Changes in assets and liabilities
    Cash and equivalents - restricted          (19,700)           (24,992)           (64,141)           (72,151)
    Accounts receivable                            895             (4,573)            12,706            (10,368)
    Other assets                                 9,301              7,584              1,226              3,125
    Accounts payable                             9,088              4,488             (6,965)            42,578
    Security deposits                           (1,700)             3,690                (60)             8,245
    Other liabilities                           51,130             25,903            100,914             77,361
                                             ---------          ---------          ---------          ---------

   Net cash provided by operating
      activities                               204,839            121,356            457,163            399,934
                                             ---------          ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                    (1,578)            (2,748)            (7,166)            (3,351)
Purchase of investment securities              (75,000)                --            (75,000)          (207,439)
Maturity of investment securities                   --            207,439                 --            309,939
                                             ---------          ---------          ---------          ---------

   Net cash provided by (used in)
      investing activities                     (76,578)           204,691            (82,166)            99,149
                                             ---------          ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                   --             66,896              8,688             27,722
Principal payments on mortgages
   payable                                     (41,564)           (38,206)          (122,111)          (112,246)
Loan Costs                                     (62,442)                --            (62,442)                --
Cash distributions                             (60,426)           (62,397)          (181,498)          (190,295)
Repurchase of limited partnership
   Units                                            --            (66,896)            (8,688)          (148,992)
                                             ---------          ---------          ---------          ---------

   Net cash used in financing
      activities                              (164,432)          (100,603)          (366,051)          (423,811)
                                             ---------          ---------          ---------          ---------
                                                                                                        225,444
   Net increase (decrease) in cash and
      equivalents                              (36,171)            75,272

CASH AND EQUIVALENTS, beginning of
   period                                      323,737             99,387            278,620            249,559
                                             ---------          ---------          ---------          ---------

CASH AND EQUIVALENTS, end of period          $ 287,566          $ 324,831          $ 287,566          $ 324,831
                                             =========          =========          =========          =========

Interest paid on a cash basis                $ 110,605          $ 113,963          $ 334,396          $ 344,260
                                             =========          =========          =========          =========


                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1996 Annual Report. In the opinion of the general partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1997 and 1996.

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

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During 1996 and 1997, the Partnership sold no investment securities. At December 31, 1996, the Partnership held no investment securities with initial maturities greater than three months. The following provides details regarding the investment held at September 30, 1997:



                                    Amortized       Maturity      Value at
                  Type                Cost            Date        Maturity
                  ----                ----            ----        --------

         Certificate of Deposit     $ 75,000        12/04/97      $ 76,009
                                     =======                       =======


4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:

                                                 September 30,     December 31,
                                                     1997               1996
                                                     ----               ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings               $ 3,056,476        $ 3,091,363

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.375%, due October 5, 2002,
     secured by land and buildings                   940,454            951,189


                                            (Continued next page)

     -----------------------------


                                               September 30,        December 31,
                                                    1997                1996
                                                    ----                ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building.              $  1,239,174        $  1,315,663
                                                ------------         -----------
                                                $  5,236,104        $  5,358,215
                                                ============         ===========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,600,000 .

     Subsequent to September 30, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $4,100,000. The new mortgage bears interest at a fixed rate of 7.37%, matures October 12, 2012 and is secured by the land, buildings and amenities of Park Place Apartments Phase
     II. The repayment of principal will be amortized over 19 years. The proceeds from the loan were used to pay off debt financings which had balances at September 30, 1997 of $3,056,476 and $940,454 (total of $3,996,930) and fund loan closing costs.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. Through September 1997, the Partnership has funded a total amount of $248,923 to the Reserve which will allow the Partnership to repurchase up to 62,230 Units at a price of $4.00 per Unit. As of September 30, 1997, the Partnership has repurchased a total of 40,047 Units for $160,188. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at September 30, 1997 was $88,735.

6.   Related Party Transactions
     --------------------------

     Property management fees of $78,445 and $78,987 were paid to NTS Development Company, an affiliate of the general partner, during the nine months ended September 30, 1997 and 1996, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                1997               1996
                                             ----------          ---------

          Leasing                             $  30,044          $  29,725
          Administrative                         80,049             96,243
          Property manager                      122,775            112,089
          Other                                   1,088              1,396
                                              ---------           --------

                                              $ 233,956          $ 239,453
                                              =========           ========

7.   Reclassification of 1996 Financial Statements
     ---------------------------------------------

     Certain  reclassifications  have  been  made  to  the  September  30,  1996
     financial   statements   to   conform   with   the   September   30,   1997
     classifications. These reclassifications have no effect on previously reported operations.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                 1997                 1996
                                                 ----                 ----

Wholly-owned Properties
-----------------------

The Park at the Willows                            94%                  94%

Park Place Apartments Phase II                     95%                  94%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at September
30, 1997)
------------------------------------

Blankenbaker Business Center 1A (31%)             100%                 100%

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1997 and 1996 was as follows:


                                     Three Months Ended     Nine Months Ended
                                       September 30,          September 30,

                                     1997        1996        1997       1996
                                    ------      ------      ------     ------
Wholly-owned Properties
-----------------------

The Park at the Willows            $  88,877  $  89,814  $  243,872  $  245,508

Park Place Apartments Phase II     $ 369,994  $ 374,453  $1,057,099  $1,066,276

Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (Ownership %
at September 30,1997)
---------------------------------

Blankenbaker Business Center 1A    $  73,478  $  73,478  $  220,461  $  220,392
(31%)(1)


(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months and nine months ended September 1997 and 1996.

The Park at the Willows' occupancy was 94% at September 30, 1996 and 1997. Average occupancy for the nine month period ended September 30 decreased from 94% (1996) to 90% (1997). Average occupancy for the three month period ended September 30 increased from 94% (1996) to 95% (1997). Occupancy at residential properties fluctuates on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage

---------------------------------

changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties, it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the changes in occupancy will be much greater than at other residential properties because of its small size. The Park at the Willows' rental and other income remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

Park Place Apartments Phase II's occupancy increased from 94% at September 30, 1996 to 95% at September 30, 1997. Average occupancy for the nine month period ended September 30 decreased from 93% (1996) to 92% (1997). Average occupancy for the three month period ended September 30 increased from 95% (1996) to 96%
(1997). Rental and other income at Park Place Apartments Phase II decreased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of decreased income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to increase and revenues to decrease when the number of fully furnished units has decreased.

A wholly-owned subsidiary of the Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

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

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest income remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same period in 1996.

Operating  expenses  decreased  for the  three  months  and  nine  months  ended
September 30, 1997 as compared to the same periods in 1996 as a result of decreased replacement costs (carpet, vinyl and wallcovering) and decreased building repair and maintenance costs at Park Place Apartments Phase II. The decrease in operating expenses for the nine month period is partially offset by increased carpet replacement costs, insurance costs and increased landscaping costs at The Park at the Willows and increased exterior building repair and maintenance costs at Blankenbaker Business Center 1A. The decrease in operating expenses for the three month period is partially offset by increased exterior building repair and maintenance costs at Blankenbaker Business Center 1A. Operating expenses at The Park at the Willows for the three months ended September 30, 1997 as compared to the same period in 1996 remained fairly constant.

Operating expenses - affiliated increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of increased property management costs at all of the Partnership's properties. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in interest expense for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 is the result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes and professional and administrative expenses remained fairly constant for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996.

Professional and administrative expenses - affiliated decreased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of decreased salary costs. Professional and administrative expenses affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996 as a result of a portion of the assets with shorter lives at Park Place Apartments Phase II becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $12,200,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $457,163 and $399,934 for the nine months ended September 30, 1997 and 1996, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $181,279 and $186,533 for the nine months ended September 30, 1997 and 1996, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the general partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $362,566 and $423,754 at September 30, 1997 and 1996, respectively.

As of September 30, 1997, the Partnership had mortgages payable in the amount of $3,996,930 ($3,056,476 and $940,454) from two insurance companies. Both mortgages bear a fixed interest rate of 8.375% for the first 60 months and are due October 5, 2002. Both mortgages are secured by a first mortgage on Park Place Apartments Phase II. Current monthly principal payments on both mortgages are based upon a 27-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization would be $3,607,560 ($2,758,723 and $848,837).

Subsequent to September 30, 1997, the Partnership obtained a mortgage loan from an insurance company in the amount of $4,100,000. The new mortgage bears interest at a fixed rate of 7.37% and matures October 12, 2012 and is secured by the land, buildings and amenities of Park Place Apartments Phase II. The repayment of principal will be amortized over 19 years. The proceeds from the loan were used to pay off debt financings which had balances at September 30, 1997 of $3,056,476 and $940,454 (total of $3,996,930) and fund loan closing costs.

As of September 30, 1997, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,953,968. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1997 is $1,239,174. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current

-------------------------------------------

monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. Through September 1997, the Partnership has funded a total amount of $248,923 to the Reserve which will allow the Partnership to repurchase up to 62,230 units at a price of $4.00 per Unit. As of September 30, 1997, the Partnership has repurchased a total of 40,047 Units for $160,188. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at September 30, 1997 was $88,735.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investments securities. Cash flows provided by investing activities are derived from the maturity of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U. S. Government with initial maturities of greater than three months to improve its return on its cash reserves. The Partnership held the securities until maturity. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, loan costs and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1996.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at September 30, 1997.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1997 and 1996.


                              Net Income               Cash
                                 (Loss)            Distributions      Return of
                               Allocated             Declared          Capital
                               ---------             --------          -------

Limited Partners:
       1997                    $  26,351             $ 179,466        $ 153,115
       1996                      (56,667)              184,668          184,668

General Partner:
       1997                    $     266             $   1,813        $   1,547
       1996                         (572)                1,865            1,865

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

Some of the statements included in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, or elsewhere in this report, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

The Partnership's principal activity is the leasing and management of a commercial business center and apartment complexes. If Prudential, the tenant that occupies 100% of the business center, or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and payment of other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

PART II.  OTHER INFORMATION

1.     Legal Proceedings

       None

2.     Changes in Securities

       None

3.     Defaults upon Senior Securities

       None

4.     Submission of Matters to a Vote of Security Holders

       None

5.     Other Information

       None

6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b) Reports on Form 8-K:

              There were no reports on Form 8-K for the three months ended September 30, 1997.

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



Date:   November 12, 1997