Form 10-K
period 1997-12-31
NTS PROPERTIES VII LTD/FL
filed 1998-03-30
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

    (Mark One)

         X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended    December 31, 1997

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

Exhibit Index: See Page 37

Total Pages: 40

                                    TABLE OF CONTENTS


                                                                        Pages

                                         PART I

Items 1 and 2    Business and Properties                                 3-10
Item 3           Legal Proceedings                                         10
Item 4           Submission of Matters to a Vote
                  of Security Holders                                      10


                                         PART II

Item 5           Market for the Registrant's Limited Partnership
                  Interests and Related Partner Matters                    11
Item 6           Selected Financial Data                                   12
Item 7           Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations                                         13-19
Item 8           Financial Statements and Supplementary
                  Data                                                  20-32
Item 9           Changes in and Disagreements with
                  Accountants on Accounting and
                  Financial Disclosure                                     33


                                        PART III

Item 10          Directors and Executive Officers of
                  the Registrant                                           34
Item 11          Management Remuneration and Transactions                  35
Item 12          Security Ownership of Certain Beneficial
                  Owners and Management                                    35
Item 13          Certain Relationships and Related
                  Transactions                                          35-36


                                         PART IV


Item 14          Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K                               37-39


Signatures                                                                 40

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

General
-------

Some of the statements included in Items 1. and 2., Business and Properties, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The General Partner is NTS-Properties Associates VII, a Kentucky limited partnership. As of December 31, 1997 the Partnership owned the following properties:

        - The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by the Partnership.

        - Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by the Partnership.

        - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between the Partnership and NTS-Properties Plus Ltd., an affiliate of the General Partner of the Partnership. The Joint Venture Agreement was amended to admit NTS-Properties IV., Ltd., an affiliate of the General Partner of the Partnership, ("NTS-Properties IV") during 1994. The Partnership's percentage interest in the joint venture was 31% at December 31, 1997.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

The Park at the Willows is not encumbered by any outstanding mortgages at December 31, 1997.

Park Place Apartments Phase II is encumbered by a mortgage payable to an insurance company. The loan is secured by a first mortgage on the property. The outstanding balance of the mortgage at December 31, 1997 was $4,091,369. The mortgage currently bears a fixed interest rate of 7.37% and is due October 15, 2012. Current monthly principal payments on the mortgage are based upon a 19-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization will be $1,414,978.

Blankenbaker Business Center 1A, a joint venture between the Partnership, NTS-Properties IV and NTS-Properties Plus Ltd., publicly registered limited partnerships sponsored by an affiliate of the General Partner, is encumbered by a mortgage payable to an insurance company. The outstanding balance at December 31, 1997 was $3,869,108. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the

-------------------

mortgage at December 31, 1997 was $1,212,578. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently, monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

For a further discussion regarding the terms of the financings, see Management's Discussion and Analysis of Financial Condition and Results of Operations (Item
7).

As of December 31, 1997, the Partnership had no material commitments for renovations or capital improvements.

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

Monthly rental rates at The Park at the Willows start at $509 for studio apartments, $629 for deluxe units and $699 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 96% (1997), 83% (1996), 96% (1995), 83% (1994) and 92% (1993).

Park Place Apartments Phase II
------------------------------

Units at Park Place Apartments Phase II include one-bedroom and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Each unit has either a washer/dryer hook-up or access to coin-operated washers and dryers. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I of the Park Place development which was developed and constructed by NTS- Properties VI, an affiliate of the General Partner. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase II start at $749 for one-bedroom apartments, $989 for two-bedroom apartments and $1,129 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 92% (1997), 90%
(1996), 91% (1995), 92% (1994) and 86% (1993).

Blankenbaker Business Center 1A
-------------------------------

Prudential Service Bureau, Inc. has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1997 was $7.48. The lease term is for 11 years and expires in July 2005. Prudential Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1997, 1996, 1995, 1994 and 1993 was 100%.

The following table contains approximate data concerning the lease in effect on December 31, 1997:

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

-------------------

Additional operating data regarding the Partnership's properties is furnished in the following table.


                                  Federal            Realty           Annual
                                 Tax Basis          Tax Rate       Realty Taxes
                                 ---------          --------       ------------
Wholly-Owned Properties
-----------------------
The Park at the Willows         $ 2,537,567        $ .009380         $  17,368

Park Place Apartments
Phase II                          9,356,227          .009925            64,253

Property Owned in Joint
Venture with NTS-
Properties IV and NTS-
Properties Plus Ltd.
--------------------
Blankenbaker Business
Center 1A                         7,356,545          .010980            56,914

Percentage ownership has not been applied to the Blankenbaker Business Center 1A information in the above table.

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. There are currently no planned renovations which would have an impact on realty taxes.

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

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Prudential Securities Bureau, Inc ("Prudential") lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new joint venture partner. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential. NTS-Properties VII, Ltd. was not in a position to contribute all of the capital required for the project, nor was NTS-Properties Plus Ltd. in a position to contribute additional capital. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. With this expansion, Prudential occupied 100% of the business center. No future contributions are anticipated as of December 31, 1997.

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

---------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 31% at December 31, 1997.

The Partnership has no liability for funding losses of the joint venture as of December 31, 1997.

Competition
-----------

The Partnership's residential properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1997, there are no properties under construction in the respective vicinities in which the properties are located except for the following: In the vicinity near Park Place Apartments Phase II, there are 760 apartment units currently under construction which are scheduled to be completed during the second and third quarters of 1998. Also, at the Park Place development,  plans  are  currently  in  progress  to  build  Phase  III  of the development with ground breaking scheduled for Spring 1998. Park Place Apartments Phase III will be built on land owned by NTS-Properties VI, an affiliate of the General Partner of the Partnership, and consist of 152 units. All costs for the construction will be funded by NTS-Properties VI. At this time it is unknown the effect these new units will have on occupancy at Park Place Apartments Phase II. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VII, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VII. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $106,264 for the year ended December 31, 1997. $17,862 was received from the Partnership's commercial property and $88,402 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1997, the Management Agreement is still in effect.

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


Item 3.  Legal Proceedings
         -----------------

None.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5. Market for the Registrant's Limited Partnership Interests and Partner Matters

There is no established trading market for the limited partnership interests. The Partnership had 1,302 limited partners as of March 6, 1998. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1997 financial statements.

Annual distributions totaling $.40 were paid per limited partnership unit during the years ended December 31, 1997, 1996 and 1995. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                        1997           1996           1995
                                     ----------     ----------     ----------
First quarter                         $   .10        $   .10        $   .10
Second quarter                            .10            .10            .10
Third quarter                             .10            .10            .10
Fourth quarter                            .10            .10            .10
                                          ----           ----           ----

                                      $   .40        $   .40        $   .40
                                          ====           ====           ====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995.



                              Net Income             Cash
                                (loss)           Distributions       Return of
                               Allocated            Declared          Capital
                               ---------            --------          -------

Limited Partners:
       1997                    $  63,842         $   239,288        $  175,446
       1996                     (125,619)            244,707           244,707
       1995                     (103,976)            255,306           255,306

General Partner:
       1997                    $     645         $     2,417        $    1,772
       1996                       (1,269)              2,471             2,471
       1995                       (1,050)              2,579             2,579



Item 6.  Selected Financial Data

For the years ended December 31, 1997, 1996, 1995, 1994 and 1993.



                                                   1997               1996                1995                1994          1993
                                               ------------       ------------        ------------   ------------  ------------
Total revenues                                 $  2,093,752      $  2,041,762      $  1,972,169      $  1,871,478      $  1,830,587

Total expenses                                   (2,001,481)       (2,168,650)       (2,077,195)       (2,265,983)       (2,143,609)
                                               ------------      ------------      ------------      ------------      ------------
Income (loss) before
 extraordinary item                                  92,271          (126,888)         (105,026)         (394,505)         (313,022)

Extraordinary item                                  (27,784)               --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------
Net income (loss)                              $     64,487      $   (126,888)     $   (105,026)     $   (394,505)     $   (313,022)
                                               ============      ============      ============      ============      ============

Net income (loss) allocated to:
  General Partner                              $        645      $     (1,269)     $     (1,050)     $     (3,945)     $     (3,130)
  Limited partners                             $     63,842      $   (125,619)     $   (103,976)     $   (390,560)     $   (309,892)

Net income (loss) per
 limited partnership
 unit                                          $        .11      $       (.20)     $       (.16)     $       (.61)     $       (.49)

Weighted average number
 of limited partnership
 units                                              598,526           615,384           638,265           638,265           638,265

Cumulative net loss
 allocated to:
  General Partner                              $    (26,418)     $    (27,063)     $    (25,794)     $    (24,744)     $    (20,799)
  Limited partners                             $ (2,615,475)     $ (2,679,317)     $ (2,553,698)     $ (2,449,722)     $ (2,059,162)

Cumulative taxable
 income (loss) allocated
 to:
  General Partner                              $     21,995      $     17,371      $     14,381      $    (33,877)     $    (30,239)
  Limited partners                             $ (2,941,772)     $ (3,059,753)     $ (2,965,106)     $ (2,840,798)     $ (2,554,247)

Distributions declared:
  General Partner                              $      2,417      $      2,471      $      2,579      $      2,579      $      2,579
  Limited partners                             $    239,288      $    244,707      $    255,306      $    255,306      $    255,306

Cumulative distributions
 declared:
  General Partner                              $     24,009      $     21,592      $     19,121      $     16,542      $     13,963
  Limited partner                              $  2,376,865      $  2,137,577      $  1,892,870      $  1,637,564      $  1,382,258

At year end:
Cash and equivalents                           $    164,714      $    278,620      $    249,559      $    515,376      $    798,256

Investment securities                          $    338,129      $         --      $    103,908      $         --      $         --

Land, buildings and
 amenities, net                                $ 10,361,786      $ 10,878,976      $ 11,405,597      $ 11,902,498      $ 12,332,771

Total assets                                   $ 11,179,145      $ 11,474,499      $ 12,108,948      $ 12,677,879      $ 13,311,220

Mortgages and notes
 payable                                       $  5,303,947      $  5,358,215      $  5,509,479      $  5,648,524      $  5,674,674

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:


                                   Percentage
                                  Ownership at
                                    12/31/97        1997      1996      1995
                                   ------------     ----      ----      ----
Wholly-owned Properties
-----------------------

The Park at the Willows                100%          96%       83%       96%

Park Place Apartments
Phase II                               100%          92%       90%       91%

Property owned in Joint
Venture with NTS-Properties
IV and NTS-Properties Plus Ltd.
-------------------------------

Blankenbaker Business
Center 1A                               31%         100%      100%      100%

Rental and other income generated by the Partnership's properties for the years ended December 31, 1997, 1996 and 1995 were as follows:


                                Percentage
                                 Ownership
                                at 12/31/97     1997        1996         1995
                                -----------  ----------  ----------   ----------

Wholly-owned Properties
-----------------------

The Park at the Willows              100%    $  345,490  $  320,721   $  316,949

Park Place Apartments
Phase II                             100%    $1,437,348  $1,406,777   $1,352,427

Property owned in Joint
Venture with NTS- Properties
IV and NTS- Properties Plus
Ltd.
----------------------------

Blankenbaker Business
Center 1A                             31%(1) $  293,939  $  293,796   $  291,468

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during 1997, 1996 and 1995.

The Park at the Willows' year-ending occupancy increased from 83% in 1996 to 96% in 1997 and average occupancy was 91% during 1996 and 1997. The Park at the Willows' year-ending occupancy decreased from 96% in 1995 to 83% in 1996 and average occupancy decreased from 93% in 1995 to 91% in 1996. Occupancy at residential properties fluctuate on a continuous basis. Year- ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire year's results.

---------------------------------

There were no significant changes in average occupancy from 1996 to 1997 and from 1995 to 1996. In the opinion of the General Partner of the Partnership, the decrease in 1996 year-ending occupancy was only a temporary fluctuation. Large changes in year-ending occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the change in occupancy will be much greater than at other residential properties because of its small size. Rental and other income at The Park at the Willows increased from 1996 to 1997 as a result of increased rental rates. Rental and other income at The Park at the Willows increased from 1995 to 1996 as a result of increased income from the rental of fully furnished units and increased income collected for short term and month-to-month leases. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully furnished units has increased.

Park Place Apartments Phase II's year-ending occupancy increased from 90% in 1996 and to 92% in 1997. Average occupancy was 92% during 1996 and 1997. Rental and other income at Park Place Apartments Phase II increased from 1996 to 1997 as a result of increased rental rates.

Park Place Apartments Phase II's year-ending occupancy decreased from 91% in 1995 to 90% in 1996; however, average occupancy increased from 91% in 1995 to 92% in 1996. Rental and other income at Park Place Apartments Phase II increased from 1995 to 1996 as a result of the increase in average occupancy and increased rental rates.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant from 1996 to 1997 and from 1995 to 1996.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.
Current occupancy levels are considered adequate to continue the operation of the Partnership's properties. (See the Liquidity and Capital Resources section for a discussion regarding the cash requirements of the Partnership's current debt financings).

Interest and other income includes interest income from investments made by the Partnership with excess cash. The increase in other income from 1996 to 1997 is a result of an insurance claim reimbursement for roof damage exceeding the cost to replace the roof at The Park at the Willows. The increase in interest income from 1995 to 1996 is a result of increased cash reserves being available for investment and due to increased miscellaneous income collected by the Partnership.

Operating expenses have decreased from 1996 to 1997 primarily as a result of decreased operating expenses at Park Place Apartments Phase II. The decrease at Park Place Apartments Phase II is due to decreased building repair and maintenance costs (exterior painting, patio repairs, parking lot resurfacing and pool repairs), decreased snow removal costs and decreased replacement costs (exterior building repairs, wallcovering and carpet). The decrease in operating expenses is partially offset by increased replacement and renovation expenses at The Park at the Willows and Blankenbaker Business Center 1A.

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

Operating expenses - affiliated increased from 1996 to 1997 as a result of increased property management costs at both the residential properties and at Blankenbaker Business Center 1A.

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

Amortization of capitalized leasing costs represents the amortization of various costs which were capitalized during the initial leasing and start-up period of Park Place Apartments Phase II. The amortization of capitalized leasing costs has decreased from 1995 to 1996 and from 1996 to 1997 as a result of a portion of the costs capitalized during start-up having become fully amortized.

The 1997 write-off of unamortized building costs can be attributed to The Park at the Willows. The write-off is the result of the roof replacement and represents the cost of the original roof that had not been fully depreciated.

The 1997 write-off of unamortized loan costs (recorded as an extraordinary item) relates to loan costs associated with the Park Place Apartments Phase II's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (October 5, 2002) as a result of permanent financings obtained by the Partnership in October 1997. (See the Liquidity and Capital Resources section of this Item for more details regarding the Partnership's debt).

The decrease in interest expense from 1996 to 1997 is the result of a lower interest rate on the new debt obligation (obtained October 1997) and is a result of the Partnership's decreasing debt level as a result of principal payments made.

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

Real estate taxes remained fairly constant from 1995 to 1996 and from 1996 to 1997.

Professional and administrative expenses increased from 1996 to 1997 as a result
of  increased   outside   accounting   fees.  The  change  in  professional  and
administrative expenses from 1995 to 1996 was not significant.

---------------------------------

Professional and administrative expenses - affiliated decreased from 1996 to 1997 as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Professional and administrative expenses - affiliated increased from 1995 to 1996 as a result of increased salary costs.

Depreciation and amortization decreased from 1996 to 1997 as a result of a portion of the assets with shorter lives at Park Place Apartments Phase II becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,700,000.

Depreciation and amortization decreased from 1995 to 1996 as a result of a portion of the original tenant improvements at Blankenbaker Business Center 1A becoming fully depreciated and as a result of assets with shorter lives at the Partnership's residential properties having become fully depreciated.

Liquidity and Capital Resources
-------------------------------

Cash provided from operations was $599,924, $453,958 and $469,855 for the years ended December 31, 1997, 1996 and 1995, respectively. These funds in conjunction with cash on hand were used to make a 2% (annualized) distribution of $241,705
(1997), $247,178 (1996) and $257,885 (1995). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovation and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were  $502,843,  $278,620 and $481,120 at December 31, 1997,  1996 and 1995,
respectively.

On October 8, 1997, the Partnership obtained permanent financing with an insurance company in the amount of $4,100,000. The loan proceeds were used by the Partnership to retire two mortgage payables each with an insurance company in the amounts of $3,056,476 and $940,454 (balances on October 8, 1997). The new mortgage bears interest at a fixed rate of 7.37% and matures October 15, 2012 and is secured by the land, buildings and amenities of Park Place Apartments Phase II. The outstanding balance at December 31, 1997 was $4,091,369. Current monthly principal payments are based upon a 19-year amortization. The outstanding principal balance at maturity based on the current rate of amortization will be $1,414,978.

As of December 31, 1997, the Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,869,108. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage was $1,212,578 at December 31, 1997. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, payment of loan costs and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units. Cash flows provided by financing activities represent an increase in a mortgage payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1997 was immaterial.

As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $121,270 to the Interest Repurchase Reserve. With these funds, the Partnership would be able to repurchase and retire up to 62,230 Units at a price of $4.00 per Unit. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. Through December 16, 1997, the Partnership had repurchased a total of 40,047 Units for $160,188. As of December 17, 1997 the Partnership has elected to fund an additional amount of $38,918 to its Interest Repurchase Reserve. This additional funding brings the Interest Repurchase Reserve to $127,653. With this funding, the Partnership will be able to repurchase up to 21,275 Units at a currently contemplated price of $6.00 per Unit. The Partnership notified the limited partners of the additional funding to the Interest Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price by letter in December 1997. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at December 31, 1997 was $127,653.

-------------------------------------------

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at December 31, 1997.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1997, 1996 and 1995.



                                  Net Income            Cash
                                    (Loss)          Distributions     Return of
                                   Allocated           Declared        Capital
                                   ---------           --------        -------
Limited Partners:
       1997                        $  63,842         $   239,288      $ 175,446
       1996                         (125,619)            244,707        244,707
       1995                         (103,976)            255,306        255,306

General Partner:
       1997                        $     645         $     2,417      $   1,772
       1996                           (1,269)              2,471          2,471
       1995                           (1,050)              2,579          2,579

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

-------------------------------------------

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

Item 8.  Financial Statements and Supplementary Data


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 38 and 39 are presented for purposes of complying with the Securities and Exchange
Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.






                                                ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 6, 1998



                            NTS-PROPERTIES VII, LTD.

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996




                                                       1997             1996
                                                   -----------       -----------
ASSETS
Cash and equivalents                               $   164,714       $   278,620
Cash and equivalents - restricted                      176,636           162,005
Investment securities                                  338,129                --
Accounts receivable                                        858            14,518
Land, buildings and amenities, net                  10,361,786        10,878,976
Other assets                                           137,022           140,380
                                                   -----------       -----------

                                                   $11,179,145       $11,474,499
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $ 5,303,947       $ 5,358,215
Accounts payable                                        38,815            90,301
Distributions payable                                   60,426            60,645
Security deposits                                       36,325            39,800
Other liabilities                                        6,787             6,787
                                                   -----------       -----------

                                                     5,446,300         5,555,748

Partners' equity                                     5,732,845         5,918,751
                                                   -----------       -----------

                                                   $11,179,145       $11,474,499
                                                   ===========       ===========


The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                                          1997           1996           1995
                                                      ------------    -----------    -----------
Revenues:
 Rental income                                         $ 2,064,236    $ 2,018,993    $ 1,957,327
 Interest and other income                                  29,516         22,769         14,842
                                                       -----------    -----------    -----------
                                                         2,093,752      2,041,762      1,972,169
Expenses:
 Operating expenses                                        460,177        587,955        460,727
 Operating expenses - affiliated                           230,130        214,532        226,010
 Amortization of capitalized leasing
  costs                                                         --            196          6,030
 Write-off of unamortized building costs                    17,797             --             --
 Interest expense                                          434,680        456,642        469,039
 Management fees                                           106,264        104,248        101,312
 Real estate taxes                                          99,458        103,171        103,496
 Professional and administrative
  expenses                                                  58,895         53,887         55,388
 Professional and administrative
  expenses - affiliated                                     79,075        109,512         93,657
 Depreciation and amortization                             515,005        538,507        561,536
                                                       -----------    -----------    -----------

                                                         2,001,481      2,168,650      2,077,195
                                                       -----------    -----------    -----------

Income (loss) before extraordinary item                     92,271       (126,888)      (105,026)

Extraordinary item - write-off
 unamortized loan costs                                    (27,784)            --             --
                                                       -----------    -----------    -----------

Net income (loss)                                      $    64,487    $  (126,888)   $  (105,026)
                                                       ===========    ===========    ===========

Net income (loss) allocated to the limited partners:
  Income (loss) before extraordinary item              $    91,348    $  (125,619)   $  (103,976)
  Extraordinary item                                       (27,506)            --             --
                                                       -----------    -----------    -----------

  Net income (loss)                                    $    63,842    $  (125,619)   $  (103,976)
                                                       ===========    ===========    ===========

Net income (loss) per limited partnership Unit:
  Income (loss) before extraordinary item              $       .15    $      (.20)   $      (.16)
  Extraordinary item                                          (.04)            --             --
                                                       -----------    -----------    -----------

  Net income (loss)                                    $       .11    $      (.20)   $      (.16)
                                                       ===========    ===========    ===========

Weighted average number of limited
 partnership units                                         598,526        615,384        638,265
                                                       ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES VII, LTD.

                         STATEMENTS OF PARTNERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                                       Limited        General
                                       Partners       Partners        Total
                                       --------       --------        -----
Balances at December 31, 1994        $ 6,848,414    $   (41,186)   $ 6,807,228

 Net loss                               (103,976)        (1,050)      (105,026)

 Distributions declared                 (255,306)        (2,579)      (257,885)
                                     -----------    -----------    -----------

Balances at December 31, 1995          6,489,132        (44,815)     6,444,317

 Net loss                               (125,619)        (1,269)      (126,888)

 Distributions declared                 (244,707)        (2,471)      (247,178)

 Repurchase of limited partnership
   Units                                (151,500)            --       (151,500)
                                     -----------    -----------    -----------

Balances at December 31, 1996          5,967,306        (48,555)     5,918,751

 Net income                               63,842            645         64,487

 Distributions declared                 (239,288)        (2,417)      (241,705)

 Repurchase of limited partnership
   Units                                  (8,688)            --         (8,688)
                                     -----------    -----------    -----------
Balances at December 31, 1997        $ 5,783,172    $   (50,327)   $ 5,732,845
                                     ===========    ===========    ===========


The accompanying notes to financial statements are an integral part of these statements.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                    1997          1996            1995
                                                ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               $    64,487    $  (126,888)   $  (105,026)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Accrued interest on investment securities          (1,737)         1,408         (1,408)
  Amortization of capitalized leasing costs              --            196          6,030
  Write-off unamortized building costs               17,797             --             --
  Write-off unamortized loan costs                   27,784             --             --
  Depreciation and amortization                     515,005        538,507        561,536
  Changes in assets and liabilities:
   Cash and equivalents - restricted                 15,599         (9,568)        (1,795)
   Accounts receivable                               13,660         (6,420)        14,477
   Other assets                                       2,290         10,516         10,517
   Accounts payable                                 (51,486)        36,423        (13,937)
   Security deposits                                 (3,475)         6,320         (3,862)
   Other liabilities                                     --          3,464          3,323
                                                -----------    -----------    -----------

  Net cash provided by operating activities         599,924        453,958        469,855
                                                -----------    -----------    -----------

                                                                                  453,958
CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities           (8,398)        (3,857)      (108,589)
Purchase of investment securities                  (411,392)      (207,440)      (202,363)
Maturity of investment securities                    75,000        309,939         99,863
                                                -----------    -----------    -----------

  Net cash provided by (used in) investing
   activities                                      (344,790)        98,642       (211,089)
                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage payable                      4,100,000             --             --
Principal payments on mortgages payable          (4,154,268)      (151,264)      (139,045)
Cash distributions                                 (241,924)      (251,005)      (257,885)
Repurchase of limited partnership Units              (8,688)      (151,500)            --
Cash and equivalents - restricted                   (30,230)        30,230       (127,653)
Additions to loan costs                             (33,930)            --             --
                                                -----------    -----------    -----------

  Net cash used in financing activities            (369,040)      (523,539)      (524,583)
                                                -----------    -----------    -----------

  Net increase (decrease) in cash and
   equivalents                                     (113,906)        29,061       (265,817)

CASH AND EQUIVALENTS, beginning of year             278,620        249,559        515,376
                                                -----------    -----------    -----------

CASH AND EQUIVALENTS, end of year               $   164,714    $   278,620    $   249,559
                                                ===========    ===========    ===========

Interest paid on a cash basis                   $   449,164    $   457,410    $   469,631
                                                ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

       B)    Properties
             ----------

             The Partnership owns and operates the following properties:

             - The Park at the Willows, a 48-unit luxury apartment complex in Louisville, Kentucky.

             - Park Place Apartments Phase II, a 132-unit luxury apartment complex in Lexington, Kentucky.

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

       -------------------------------------------

       D)    Tax Status - Continued
             ----------------------

             A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                             1997        1996       1995
                                          ----------  ---------   ---------

             Net income (loss)           $    64,487  $(126,888)  $(105,026)
             Items handled differently
             for tax purposes:
             Depreciation and
              amortization                    31,437       9,030     (5,777)
             Capitalized leasing costs        22,120      22,368     28,219
             Rental income                     3,833       3,833      6,534
             Loss on disposal of
              assets                             729        --         --
                                          ----------   ---------   ---------

             Taxable income (loss)       $   122,606  $ (91,657)  $ (76,050)
                                          ==========   =========   =========


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

       H)    Investment Securities
             ---------------------

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During 1997 and 1996, the Partnership sold no investment securities.

             The following provides details regarding the investments held at December 31, 1997:



                                           Amortized     Maturity     Value at
                 Type                        Cost          Date       Maturity
                ------                    -----------    --------    ----------
             Certificate of Deposit       $   112,348    02/04/98    $  112,90

             Certificate of Deposit           100,543    03/05/98       101,492

             Certificate of Deposit           125,238    03/30/98       127,336
                                           ----------                 ---------

                                          $   338,129                $  341,736
                                           ==========                 =========


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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1997 and 1996 did not result in an impairment loss.

       -------------------------------------------

       J)    Rental Income and Capitalized Leasing Costs
             -------------------------------------------

             The lease agreement at the commercial property is structured to include scheduled and specified rent increases over the lease term. For financial reporting purposes, the income from this lease is being recognized on a straight-line basis over the lease term. Accrued income connected with this lease is included in accounts receivable and totaled $3,833 at December 31, 1996. There was no accrued income connected with this lease in 1997 due to the renewal lease having no scheduled and specified rent increases. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term. In addition, certain other costs associated with the initial leasing of the properties are capitalized and amortized over a five-year period.

       K)    Advertising
             -----------

             The  Partnership  expenses   advertising-type  costs  as  incurred.
             Advertising expense was immaterial to the Partnership during the years ended December 31, 1997, 1996 and 1995.

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

3.     Investment in Blankenbaker Business Center Joint Venture - Continued
       --------------------------------------------------------------------

       On August 16,  1994,  the  Blankenbaker  Business  Center  Joint  Venture
       amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the General Partner of the Partnership) to the Joint Venture. In accordance with the Joint Venture Agreement Amendment, NTS-Properties IV contributed $1,100,000 and the Partnership contributed $500,000. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. ("Prudential"). The lease expanded Prudential's leased space by approximately 15,000 square feet and extended its lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Prudential occupied 100% of the business center (approximately 101,000 square feet - ground and second floor). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1,400,000.

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

       Net income or loss is to be allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 31% at December 31, 1997. The Partnership's share of the joint venture's operating loss was $54,844
       (1997), $49,151 (1996) and $63,590 (1995).


4.     Interest Repurchase Reserve
       ---------------------------

       As of December 31, 1995, the Partnership had established an Interest Repurchase Reserve in the amount of $127,653 pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership. Under Section 16.4, limited partners may request the Partnership to repurchase their respective interests (Units) in the Partnership. On May 24, 1996, the Partnership elected to fund an additional amount of $121,270 to the Interest Repurchase Reserve. With these funds, the Partnership would be able to repurchase and retire up to 62,230 Units at a price of $4.00 per Unit. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. Through December 16, 1997, the Partnership had repurchased a total of 40,047 Units for $160,188. As of December 17, 1997 the Partnership has elected to fund an additional amount of $38,918 to its Interest Repurchase Reserve. This additional funding brings the Interest Repurchase Reserve to $127,653. With this funding, the Partnership will be able to repurchase up to 21,275 Units at a currently contemplated price of $6.00 per Unit. The Partnership notified the limited partners of the additional funding to the Interest

       ---------------------------------------

       Repurchase Reserve and the opportunity to request that the Partnership repurchase Units at the established price by letter in December 1997. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Unit. The amount remaining in the Interest Repurchase Reserve at December 31, 1997 was $127,653.


5.     Land, Buildings and Amenities
       -----------------------------

       The  following   schedule  provides  an  analysis  of  the  Partnership's
       investment in property held for lease as of December 31:


                                                     1997             1996
                                                 -----------      -----------
             Land and improvements               $ 3,775,739      $ 3,775,739
             Buildings and improvements           11,666,627       11,684,485
                                                  ----------       ----------

                                                  15,442,366       15,460,224

             Less accumulated depreciation         5,080,580        4,581,248
                                                  ----------       ----------

                                                 $10,361,786      $10,878,976
                                                  ==========       ==========

6.     Mortgages Payable
       -----------------

       Mortgages payable as of December 31 consist of the following:


                                                     1997              1996
                                                 -----------       -----------
       Mortgage  payable to an insurance
       company,  bearing interest at a fixed
       rate of 7.37%, due October 15, 2012,
       secured by land and buildings             $ 4,091,369       $    --

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       are of 8.5%, due November 15, 2005,
       secured by land and buildings               1,212,578         1,315,663

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.375%, due October 5, 2002,
       secured by land and buildings                  --             3,091,363

       Mortgage payable to an insurance
       company, bearing interest at a fixed
       rate of 8.375%, due October 5, 2002,
       secured by land and buildings                  --               951,189
                                                  ----------        ----------

                                                 $ 5,303,947       $ 5,358,215
                                                  ==========        ==========





                              (Continued next page)

       -----------------------------

       The mortgages are payable in monthly aggregate installments of $52,827 which includes principal, interest and property taxes.

       Scheduled maturities of debt are as follows:

       For the Years Ended December 31,               Amount
       --------------------------------             ----------

                             1998                   $  215,735
                             1999                      233,546
                             2000                      252,012
                             2001                      273,663
                             2002                      296,285
                          Thereafter                 4,032,706
                                                    ----------
                                                    $5,303,947
                                                    ==========



       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $4,800,000.

       The 1997 write-off of unamortized loan costs (recorded as an extraordinary item) relates to loan costs associated with the Park Place Apartments Phase II's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (October 5, 2002) as a result of permanent financings obtained by the Partnership in October 1997.

7.     Rental Income Under Operating Leases
       ------------------------------------

       The  following  is  a  schedule  of  minimum   future  rental  income  on
       noncancellable operating leases as of December 31, 1997:

       For the Years Ended December 31,               Amount
       --------------------------------             ----------

                             1998                   $  235,924
                             1999                      235,924
                             2000                      235,924
                             2001                      235,924
                             2002                      235,924
                          Thereafter                   609,469
                                                    ----------
                                                    $1,789,089
                                                    ==========


8.     Related Party Transactions
       --------------------------

       Property management fees of $106,264 (1997), $104,248 (1996) and $101,312
       (1995) were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from the residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,040 (1997) and $3,337 (1995) as repair and maintenance fees and has capitalized these costs as a part of land, buildings and amenities. There was no similar fee incurred during 1996. The Partnership also was charged the following amounts from affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

       --------------------------------------

       These charges were as follows:


                                    1997       1996       1995
                                  --------   --------   --------

               Administrative     $105,043   $133,746   $117,792
               Property manager    163,078    148,857    154,872
               Leasing              39,927     39,363     45,332
               Other                 2,175      2,078      1,671
                                  --------   --------   --------

                                  $310,223   $324,044   $319,667
                                  ========   ========   ========

Item 9.      Changes in and Disagreements with Accountants on Accounting and
             ---------------------------------------------------------------
             Financial Disclosure
             --------------------

None.

                                                  PART III


Item 10.      Directors and Executive Officers of the Registrant
              --------------------------------------------------

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

The General Partners of NTS-Properties Associates VII are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 56) is the managing General Partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good
---------------

Mr. Good (age 58), President and Chief Operating Officer of NTS Corporation, President of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation
-----------------------

NTS Capital Corporation is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J.D. Nichols, Richard
L. Good, Brian F. Lavin and John W. Hampton.

Brian F. Lavin
--------------

Mr. Lavin (age 44) serves as Executive Vice President of NTS Development Company and President of the Company's Income Properties. As such, Mr. Lavin is responsible for all NTS commercial real estate development, land acquisitions and oversees the management of all commercial office buildings, business centers and multi-family residential communities. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the
Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

John W. Hampton
---------------

Mr. Hampton (age 48) is Senior Vice President of NTS Development Company with responsibility for all accounting operations. Before joining the Manager in March 1991, Mr. Hampton was Vice President - Finance and Chief Financial Officer of the Sturgeon-Thornton-Marrett Development Company in Louisville, Kentucky for nine years. Prior to that he was with Alexander Grant & Company CPA's. Mr. Hampton is a Certified Public Accountant and a graduate of the University of Louisville with a Bachelor of Science degree in Commerce. He is a member of the American Institute of CPA's and the Kentucky Society of CPA's.

Item 11.  Management Remuneration and Transactions
          ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The partnership is required to pay a property management fee based on gross rentals to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. In addition, NTS Development Company provides certain other services to the Partnership. See Note 8 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1997, 1996 and 1995.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

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


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Property management fees of $106,264 (1997), $104,248 (1996) and $101,312 (1995)
were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $3,040 (1997) and $3,337 (1995) as a repair and maintenance fee and has capitalized this cost as a part of land, buildings and amenities. There was no similar fee incurred during 1996. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1997, 1996 and 1995. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

          ----------------------------------------------------------

These charges were as follows:


                                    1997       1996       1995
                                  --------   --------   --------

               Administrative     $105,043   $133,746   $117,792
               Property manager    163,078    148,857    154,872
               Leasing              39,927     39,363     45,332
               Other                 2,175      2,078      1,671
                                  --------   --------   --------

                                  $310,223   $324,044   $319,667
                                  ========   ========   ========


There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously discussed.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.      Financial statements

        The financial statements for the period through December 31, 1997, together with the report of Arthur Andersen LLP dated March 6 1998, appear in
Item 8.

2.      Financial statement schedules

        Schedules:                                                   Page No.
        ---------                                                    --------

        III-Real Estate and Accumulated Depreciation                  38-39

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

4.      Reports on Form 8-K

        Form 8-K dated December 18, 1997 was filed to report in Item 5 that the partnership has elected to fund an additional amount of $38,918 to its Interest Repurchase Reserve.




                            NTS-PROPERTIES VII, LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                             AS OF DECEMBER 31, 1997




                                                                         Park Place    Blankenbaker
                                                        The Park at      Apartments      Business
                                                        the Willows       Phase II      Center 1A         Total
                                                        -----------       --------      ---------         -----
Encumbrances                                                None             (A)           (A)

Initial cost to partnership:
  Land                                                 $    457,048    $  2,616,693   $    606,927    $  3,680,668
  Buildings and improvements                              2,091,968       7,692,119      1,679,081      11,463,168

Cost capitalized subsequent to acquisition:
  Improvements                                              (10,913)          4,570        309,098         302,755
  Other (B)                                                      --              --         (4,225)         (4,225)
Gross amount at which carried December 31, 1997 (C):
  Land                                                 $    457,048    $  2,618,162   $    700,529    $  3,775,739
  Buildings and improvements                              2,081,055       7,695,220      1,890,352      11,666,627
                                                       ------------    ------------   ------------    ------------

  Total                                                $  2,538,103    $ 10,313,382   $  2,590,881    $ 15,442,366
                                                       ============    ============   ============    ============

Accumulated depreciation                               $    865,797    $  3,133,136   $  1,081,647    $  5,080,580
                                                       ============    ============   ============    ============

Date of construction                                        N/A            02/90           N/A

Date Acquired                                              05/88            N/A           12/90

Life at which depreciation in
 latest income statement is
 computed                                                   (D)            (D)             (D)



(A) First mortgage held by an insurance company.

(B) Represents NTS-Properties VII, Ltd.'s decreased interest in Blankenbaker Business Center 1A as a result of capital contributions made by the Partnership and NTS-Properties IV to the Blankenbaker Business Center Joint Venture in 1994.

(C) Aggregate cost of real estate for tax purposes is $13,673,759.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                                    - 38 -


                            NTS-PROPERTIES VII, LTD.

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                   Real            Accumulated
                                                  Estate           Depreciation
                                               ------------        ------------

Balances at December 31, 1994                  $ 15,426,780        $  3,524,282

Additions during period:
 Improvements (a)                                    62,291                  --
 Depreciation (b)                                        --             552,991

Deductions during period:
 Retirements                                        (32,704)            (26,503)
                                               ------------        ------------

Balances at December 31, 1995                    15,456,367           4,050,770

Additions during period:
 Improvements (a)                                     3,857                  --
 Depreciation (b)                                        --             530,478
                                               ------------        ------------

Balances at December 31, 1996                    15,460,224           4,581,248
Additions during period:
 Improvements (a)                                     8,398                  --
 Depreciation (b)                                        --             507,791

Deductions during period:
 Retirements                                        (26,256)             (8,459)
                                               ------------        ------------

Balances at December 31, 1997                  $ 15,442,366        $  5,080,580
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



Date: March 23, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

      Signature                                      Title
      ---------                                      -----



/s/ J. D. Nichols                          General Partner of NTS-Properties
    J. D. Nichols                          Associates VII and Chairman of the
                                           Board and Sole Director of NTS
                                           Capital Corporation


/s/ Richard L. Good                        General Partner of NTS-Properties
    Richard L. Good                        Associates VII and President of
                                           NTS Capital Corporation


/s/ John W. Hampton                        Senior Vice President of NTS Capital
    John W. Hampton                        Corporation


The Partnership is a limited partnership and no proxy material has been sent to the limited partners.