Form 10-Q
period 1998-03-31
NTS PROPERTIES VII LTD/FL
filed 1998-05-15
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 1998

                        OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to _______

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

                                TABLE OF CONTENTS

                                                                          Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1998 and December 31, 1997                      3

            Statements of Operations
              For the three months ended March 31, 1998 and 1997              4

            Statements of Cash Flows
              For the three months ended March 31, 1998 and 1997              5

            Notes To Financial Statements                                   6-7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-12


                                     PART II

1.     Legal Proceedings                                                     13
2.     Changes in Securities                                                 13
3.     Defaults upon Senior Securities                                       13
4.     Submission of Matters to a Vote of Security Holders                   13
5.     Other Information                                                     13
6.     Exhibits and Reports on Form 8-K                                      13

Signatures                                                                   14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                         As of                  As of
                                     March 31, 1998      December 31, 1997*
                                     --------------      ------------------

ASSETS

Cash and equivalents                   $   409,240          $   164,714
Cash and equivalents - restricted          153,032              176,636
Investment securities                      100,388              338,129
Accounts receivable                          1,299                  858
Land, buildings and amenities, net      10,269,042           10,361,786
Other assets                               150,355              137,022
                                       -----------          -----------

                                       $11,083,356          $11,179,145
                                       ===========          ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                      $ 5,250,594          $ 5,303,947
Accounts payable                            40,978               38,815
Distributions payable                       58,524               60,426
Security deposits                           32,550               36,325
Other liabilities                           32,564                6,787
                                       -----------          -----------

                                         5,415,210            5,446,300

Partners' equity                         5,668,146            5,732,845
                                       -----------          -----------

                                       $11,083,356          $11,179,145
                                       ===========          ===========


                                      Limited         General
                                      Partners        Partner          Total
                                      --------        -------          -----

PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years      (2,615,475)        (26,418)     (2,641,893)
Net income - current year                18,804             190          18,994
Cash distributions declared to
 date                                (2,434,803)        (24,594)     (2,459,397)
Repurchase of limited
 partnership Units                     (185,358)           --          (185,358)
                                   ------------    ------------    ------------

Balances at March 31, 1998         $  5,718,868    $    (50,722)   $  5,668,146
                                   ============    ============    ============


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS


                                                   Three Months Ended
                                                        March 31,
                                                   ------------------

                                                   1998          1997
                                                ---------     ---------

Revenues:
 Rental income                                  $ 462,189     $ 484,230
 Interest and other income                          6,784         3,953
                                                ---------     ---------

                                                  468,973       488,183
Expenses:
 Operating expenses                                84,127       112,037
 Operating expenses - affiliated                   61,274        61,558
 Interest expense                                  98,878       111,902
 Management fees                                   24,200        25,051
 Real estate taxes                                 25,778        24,894
 Professional and administrative expenses          11,536        13,835
 Professional and administrative expenses
  - affiliated                                     22,282        20,314
 Depreciation and amortization                    121,904       129,148
                                                ---------     ---------

                                                  449,979       498,739
                                                ---------     ---------

Net income (loss)                               $  18,994     $ (10,556)
                                                =========     =========

Net income (loss) allocated to the limited
 partners                                       $  18,804     $ (10,450)
                                                =========     =========

Net income (loss) per limited partnership
 unit                                           $     .03     $    (.02)
                                                =========     =========

Weighted average number of limited
 partnership units                                596,493       599,466
                                                =========     =========


                                      - 4 -



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS


                                                           Three Months Ended
                                                                March 31,
                                                           ------------------

                                                           1998          1997
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                        $  18,994    $ (10,556)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities                  1,349         --
  Depreciation and amortization                            121,904      129,148
  Changes in assets and liabilities:
   Cash and equivalents - restricted                        (1,566)     (22,215)
   Accounts receivable                                        (441)       3,157
   Other assets                                             (9,848)     (17,377)
   Accounts payable                                          2,163          336
   Security deposits                                        (3,775)         815
   Other liabilities                                        25,777       24,894
                                                         ---------    ---------

  Net cash provided by operating activities                154,557      108,202
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                 (27,472)      (1,880)
Purchase of investment securities                         (300,000)        --
Maturity of investment securities                          536,392         --
                                                         ---------    ---------

  Net cash provided by (used in) investing
   activities                                              208,920       (1,880)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                           25,170        8,648
Principal payments on mortgages payable                    (53,353)     (39,850)
Cash distributions                                         (60,426)     (60,645)
Repurchase of limited partnership Units                    (25,170)      (8,648)
Addition to loan costs                                      (5,172)        --
                                                         ---------    ---------

  Net cash used in financing activities                   (118,951)    (100,495)
                                                         ---------    ---------

  Net increase in cash and equivalents                     244,526        5,827

CASH AND EQUIVALENTS, beginning of period                  164,714      278,620
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $ 409,240    $ 284,447
                                                         =========    =========

Interest paid on a cash basis                            $  99,789    $ 112,320
                                                         =========    =========


                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1998 and 1997.

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

2.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During the three months ended March 31, 1998 and 1997, the Partnership sold no investment securities.

     The following provides details regarding the investments held at March 31, 1998:



                                       Amortized    Maturity     Value at
                   Type                   Cost        Date       Maturity
                  ------              ----------    --------     ---------

          Certificate of Deposit      $  100,388    06/15/98     $ 101,467
                                      ==========                 =========


     The following provides details regarding the investments held at December 31, 1997:



                                      Amortized      Maturity     Value at
                   Type                  Cost          Date       Maturity
                  ------                ------       --------     ---------

          Certificate of Deposit    $   112,348      02/04/98    $  112,908

          Certificate of Deposit        100,543      03/05/98       101,492

          Certificate of Deposit        125,238      03/30/98       127,336
                                     ----------                   ---------

                                    $   338,129                  $  341,736
                                     ==========                   =========

3.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                      March 31,    December 31,
                                                        1998           1997
                                                        ----           ----
     Mortgage  payable to an insurance
     company, bearing interest at a fixed
     rate of 7.37%, due October 15, 2012,
     secured by land and buildings                  $ 4,065,180    $ 4,091,369

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                     1,185,414      1,212,578
                                                     ----------     ----------
                                                    $ 5,250,594    $ 5,303,947
                                                     ==========     ==========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,200,000.

4.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. Through March 1998, the Partnership has funded a total amount of $287,841 to the Reserve. As of March 31, 1998 the Partnership has repurchased a total of 44,242 Units for $185,358. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1998 was $102,483. With these remaining funds, the Partnership will be able to repurchase 17,080 Units at a price of $6.00 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit.


5.   Related Party Transactions
     --------------------------

     Property management fees of $24,200 and $25,051 were paid to NTS Development Company, an affiliate of the General Partner, during the three months ended March 31, 1998 and 1997, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                       1998         1997
                                     --------     --------

          Leasing                    $  7,989     $ 11,328
          Administrative               28,213       27,049
          Property manager             47,325       43,408
          Other                            28           88
                                     --------     --------

                                     $ 83,555     $ 81,873
                                     ========     ========

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            ---------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                          1998                 1997
                                          ----                 ----

Wholly-owned Properties
-----------------------

The Park at the Willows                          96%            79%

Park Place Apartments Phase II                   80%            88%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at March 31,
1998)
------------------------------------

Blankenbaker Business Center 1A (31%)           100%           100%

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1998 and 1997 was as follows:


                                                 1998                 1997
                                              ---------            ---------

Wholly-owned Properties
-----------------------

The Park at the Willows                       $  85,033            $  75,050

Park Place Apartments Phase II                $ 303,579            $ 336,458

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at March 31,
1998)
------------------------------------

Blankenbaker Business Center 1A (31%)(1)      $  74,436            $  73,478

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months ended March 31, 1998 and 1997.

The Park at the Willows' occupancy increased from 79% at March 31, 1997 to 96% at March 31, 1998. Average occupancy for the three month period ended March 31 increased from 85% in 1997 to 92% in 1998. Occupancy at residential properties fluctuate on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the change in occupancy will be much greater than at other residential properties because of its small size. The increase in rental and other income at The Park at the Willows for the three months ended March 31, 1998 as compared to the same period in 1997 is due to the increase in average occupancy and an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent.

---------------------------------

Park Place Apartments Phase II's occupancy decreased from 88% at March 31, 1997 to 80% at March 31, 1998. Average occupancy for the three month period ended March 31 at Park Place Apartments Phase II decreased from 88% in 1997 to 84% in 1998. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Park Place Apartments Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Park Place Apartments Phase II decreased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of the decrease in average occupancy.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997.

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

Interest and other income includes interest income from short-term investments made by the Partnership with cash reserves. The increase in interest income for the three months ended March 31, 1998 as compared to the same period in 1997 is a result of increased cash reserves being available for investment.

Operating expenses decreased for the three months ended March 31, 1998 as compared to the same period in 1997 as a result of decreased interior painting, roof repair and replacement (carpet and wallcovering) costs at Park Place Apartments Phase II. Operating expenses at The Park at the Willows and Blankenbaker Business Center 1A remained fairly constant for the three month period.

Operating expenses - affiliated remained fairly constant for the three months ended March 31, 1998 as compared to the same period in 1997. Operating expenses
- affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The decrease in interest expense for the three months ended March 31, 1998 as compared to the same period in 1997 is the result of a lower interest rate on the new debt obligation obtained October 1997 (7.37% versus 8.375%) and a result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated have remained fairly constant for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

---------------------------------

Depreciation  and  amortization  decreased  for the three months ended March 31,
1998 as compared to the three months ended March 31, 1997 as a result of a portion of the assets with shorter lives at Park Place Apartments Phase II becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $12,200,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $154,557 and $108,202 for the three months ended March 31, 1998 and 1997, respectively. These funds in conjunction with cash on hand were used to pay a 2% (annualized) cash distribution of $58,524 (1998) and a 2% (annualized) cash distribution of $60,427 (1997). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March 31) were $509,628 and $284,447 at March 31, 1998 and 1997, respectively.

As of March 31, 1998, the Partnership had a mortgage payable with an insurance company in the amount of $4,065,180. The mortgage bears interest at a fixed rate of 7.37% and matures October 15, 2012 and is secured by the land, buildings and amenities of Park Place Apartments Phase II. Current monthly payments are based upon a 19-year amortization. The outstanding principal balance at maturity based on the current rate of amortization will be $1,414,978.

As of March 31, 1998, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,782,431. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at March 31, 1998 is $1,185,414. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. Through March 1998, the Partnership has funded a total amount of $287,841 to the Reserve. As of March 31, 1998, the Partnership has repurchased a total of 44,242 Units for $185,358. Repurchased Units will be retired by the Partnership, thus increasing the share of ownership of each remaining investor. The Interest Repurchase Reserve was funded from cash reserves. The amount remaining in the Interest Repurchase Reserve at March 31, 1998 was $102,483. With these remaining funds, the Partnership will be able to repurchase 17,080 Units at a price of $6.00 per Unit. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit.

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

-------------------------------------------

Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of these investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable and repurchases of limited partnership Units. Cash flows provided by financing activities represents the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997.

The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's operating properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. The Partnership had no material commitments for renovations or capital improvements at March 31, 1998.

The Partnership has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the issue. The Year 2000 Issue, a worldwide problem, is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Partnership's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failures or miscalculations. The Partnership presently believes that, with modifications to existing software and conversions to new software, the Year 2000 problem will not pose significant operational problems for the
Partnership's computer systems. The Partnership continues to evaluate appropriate courses of corrective action, including replacement of certain systems whose associated costs would be recorded as assets and amortized. The Partnership does not expect the costs associated with the resolution of the Year 2000 Issue to have a material effect on its financial position or results of operations. The associated costs will be funded by cash flow from operations or cash reserves. The amount expensed in 1998 was immaterial.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1998 and 1997.


                      Net Income               Cash
                        (Loss)             Distributions         Return of
                      Allocated               Declared            Capital
                      ---------               --------            -------

Limited Partners:
       1998            $ 18,804             $   57,939          $  39,135
       1997             (10,450)                59,823             59,823

General Partner:
       1998            $    190             $      585          $     395
       1997                (106)                   604                604



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

PART II.  OTHER INFORMATION

1.     Legal Proceedings
       -----------------

       None

2.     Changes in Securities
       ---------------------

       None

3.     Defaults upon Senior Securities
       -------------------------------

       None

4.     Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------

       None

5.     Other Information
       -----------------

       None

6.     Exhibits and Reports on Form 8-K
       --------------------------------

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b) Reports on Form 8-K:

              There were no reports on Form 8-K for the three months ended March 31, 1998.

                                   SIGNATURES
                                   ----------

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



Date:    May 14, 1998
         ------------