Form 10-Q
period 1998-06-30
NTS PROPERTIES VII LTD/FL
filed 1998-08-14
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended      June 30, 1998

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________ to ________

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

                                          YES  X         NO  ______
Exhibit Index: See page 13
Total Pages: 14

                                TABLE OF CONTENTS

                                                                   Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1998 and December 31, 1997                3

            Statements of Operations
              For the three months and six months ended
              June 30, 1998 and 1997                                   4

            Statements of Cash Flows
              For the three months and six months ended
              June 30, 1998 and 1997

            Notes To Financial Statements                            6-7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   8-12


                                     PART II

Item 3.     Defaults Upon Senior Securities                           13

Item 6.     Exhibits and Reports on Form 8-K                          13

Signatures                                                            14

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY


                                         As of             As of
                                     June 30, 1998   December 31, 1997*
                                     -------------   ------------------
ASSETS

Cash and equivalents                  $   492,221       $   164,714
Cash and equivalents - restricted          55,493           176,636
Investment securities                        --             338,129
Accounts receivable                         3,460               858
Land, buildings and amenities, net     10,202,762        10,361,786
Other assets                              139,759           137,022
                                      -----------       -----------

                                      $10,893,695       $11,179,145
                                      ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                     $ 5,197,810       $ 5,303,947
Accounts payable                           75,027            38,815
Distributions payable                      29,078            60,426
Security deposits                          32,150            36,325
Other liabilities                          57,440             6,787
                                      -----------       -----------

                                        5,391,505         5,446,300

Partners' equity                        5,502,190         5,732,845
                                      -----------       -----------

                                      $10,893,695       $11,179,145
                                      ===========       ===========

                                      Limited         General
                                      Partners        Partner          Total
                                      --------        -------          -----

PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years      (2,615,475)        (26,418)     (2,641,893)
Net loss - current year                  (8,080)            (82)         (8,162)
Cash distributions declared to
 date                                (2,463,590)        (24,885)     (2,488,475)
Repurchase of limited
 partnership Units                     (295,080)           --          (295,080)
                                   ------------    ------------    ------------

Balances at June 30, 1998          $  5,553,475    $    (51,285)   $  5,502,190
                                   ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS


                                                                   Three Months Ended                      Six Months Ended
                                                                        June 30,                                June 30,
                                                                   ------------------                      ----------------

                                                                 1998                1997               1998                 1997
                                                               ---------           ---------          ---------            --------

REVENUES:
  Rental income                                                $ 493,870           $ 502,542          $ 956,060           $ 986,773
 Interest and other income                                         6,418               5,474             13,201               9,427
                                                               ---------           ---------          ---------           ---------

                                                                 500,288             508,016            969,261             996,200

EXPENSES:
Operating expenses                                               141,709             118,135            225,897             230,173
Operating expenses - affiliated                                   63,949              52,823            125,162             114,381
Write-off of unamortized
 land improvements and amenities                                  10,743                --               10,743                --
Interest expense                                                  99,364             111,472            198,242             223,373
Management fees                                                   25,792              25,995             49,992              51,047
Real estate taxes                                                 25,150              24,894             50,928              49,788
Professional and administrative
 expenses                                                         19,851              15,083             31,386              28,917
Professional and administrative
 expenses - affiliated                                            21,098              20,549             43,380              40,863
Depreciation and amortization                                    119,788             128,828            241,693             257,977
                                                               ---------           ---------          ---------           ---------

                                                                 527,444             497,779            977,423             996,519
                                                               ---------           ---------          ---------           ---------

Net income (loss)                                              $ (27,156)          $  10,237          $  (8,162)          $    (319)
                                                               =========           =========          =========           =========

Net income (loss) allocated to
 the limited partners                                          $ (26,884)          $  10,135          $  (8,080)          $    (316)
                                                               =========           =========          =========           =========

Net income (loss) per limited
 partnership unit                                              $   (0.05)          $    0.02          $   (0.01)          $    0.00
                                                               =========           =========          =========           =========

Weighted average number of units                                 576,483             598,221            586,433             598,840
                                                               =========           =========          =========           =========



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended                     Six Months Ended
                                                                            June 30,                             June 30,
                                                                      ------------------                     ----------------

                                                                   1998               1997               1998                1997
                                                                 ---------          ---------          ---------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                $ (27,156)         $  10,237          $  (8,162)         $    (319)
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Accrued interest on investment
      securities                                                       388               --                1,737               --
  Write-off of unamortized land
    improvements and amenities                                      10,743               --               10,743               --
   Depreciation and amortization                                   119,788            128,828            241,693            257,977
   Changes in assets and liabilities
    Cash and equivalents - restricted                               (4,941)           (22,226)            (6,507)           (44,441)
    Accounts receivable                                             (2,161)             8,654             (2,602)            11,811
    Other assets                                                     9,370              9,299               (480)            (8,079)
    Accounts payable                                                34,049            (16,389)            36,212            (16,053)
    Security deposits                                                 (400)               825             (4,175)             1,640
    Other liabilities                                               24,875             24,894             50,653             49,788
                                                                 ---------          ---------          ---------          ---------

   Net cash provided by operating
      activities                                                   164,555            144,122            319,112            252,324
                                                                 ---------          ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                                       (63,024)            (3,708)           (90,496)            (5,588)
Purchase of investment securities                                     --                 --             (200,000)              --
Maturity of investment securities                                  100,000               --              536,392               --
                                                                 ---------          ---------          ---------          ---------

   Net cash provided by (used in)
      investing activities                                          36,976             (3,708)           245,896             (5,588)
                                                                 ---------          ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                                  102,480                 40            127,650              8,688
Principal payments on mortgages
   payable                                                         (52,784)           (40,697)          (106,137)           (80,547)
Cash distributions                                                 (58,524)                                               (121,072))
Repurchase of limited partnership
   Units                                                          (109,722)               (40)          (134,892)            (8,688)
Payment of loan costs                                                 --                 --               (5,172)              --
                                                                 ---------          ---------          ---------          ---------

   Net cash used in financing
      activities                                                  (118,550)          (101,124)          (237,501)          (201,619)
                                                                 ---------          ---------          ---------          ---------

   Net increase in cash and equivalents                             82,981             39,290            327,507             45,117

CASH AND EQUIVALENTS, beginning of
   period                                                          409,240            284,447            164,714            278,620
                                                                 ---------          ---------          ---------          ---------

CASH AND EQUIVALENTS, end of period                              $ 492,221          $ 323,737          $ 492,221          $ 323,737
                                                                 =========          =========          =========          =========

Interest paid on a cash basis                                    $ 100,356          $ 111,472          $ 200,145          $ 223,791
                                                                 =========          =========          =========          =========


                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1998 and 1997.

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

2.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties VII, Ltd., owns and operates, through a joint venture, a commercial property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. The Partnership also owns and operates residential properties in Louisville and Lexington, Kentucky. The apartment unit is generally the principal residence of the tenant.

3.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the partnership for the repurchase of limited partnership Units.

4.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. At June 30, 1998 the Partnership held no investment securities with initial maturities greater than three months.

     The following provides details regarding the investments held at December 31, 1997:


                               Amortized       Maturity      Value at
              Type               Cost            Date        Maturity
             ------            ----------      --------      --------
     Certificate of Deposit   $   112,348      02/04/98    $  112,908

     Certificate of Deposit       100,543      03/05/98       101,492

     Certificate of Deposit       125,238      03/30/98       127,336
                               ----------                   ---------
                              $   338,129                  $  341,736
                               ==========                   =========

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                 June 30,        December 31,
                                                  1998               1997
                                                 --------        ------------
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 7.37%, due October 15, 2012,
     secured by land and buildings             $ 4,040,142       $ 4,091,369

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                1,157,668         1,212,578
                                                ----------        ----------
                                               $ 5,197,810       $ 5,303,947
                                                ==========        ==========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,200,000.

6.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On May 26, 1998, the Partnership elected to fund $6,000 to its Interest Repurchase Reserve and on June 2, 1998, the Partnership funded an additional $1,242 to the reserve. With these fundings, the Partnership repurchased 1,207 Units at a price of $6 per Unit. From December 31, 1995 to June 30, 1998 the Partnership has repurchased a total of 62,529 Units for $295,080. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units will be retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at June 30, 1998 was $3.

7.   Related Party Transactions
     --------------------------

     Property management fees of $49,992 and $51,047 were paid to NTS Development Company, an affiliate of the General Partner, during the six months ended June 30, 1998 and 1997, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1998 and 1997. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                       1998                  1997
                                     ---------            ---------

          Leasing                    $  17,023            $  20,273
          Administrative                55,243               54,332
          Property manager              95,677               80,525
          Other                          1,568                  113
                                     ---------            ---------

                                     $ 169,511            $ 155,243
                                     =========            =========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

The management's discussion and analysis of financial condition and results of operations included herein should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                             1998                 1997
                                             ----                 ----

Wholly-owned Properties
-----------------------

The Park at the Willows                       90%                  94%

Park Place Apartments Phase II                84%                  94%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at June 30,
1998)
-------------------------------------

Blankenbaker Business Center 1A (31%)        100%                 100%

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1998 and 1997 was as follows:


                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    ------------------       ----------------

                                     1998       1997         1998        1997
                                    ------     ------       ------      -------
Wholly-owned Properties
-----------------------

The Park at the Willows           $  97,990  $  79,945    $ 183,023   $ 154,995

Park Place Apartments Phase II    $ 328,519  $ 350,648    $ 632,098   $ 687,106

Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (Ownership %
at June 30, 1998)
---------------------------------

Blankenbaker Business Center 1A    $ 69,093  $  73,506    $ 143,529   $ 146,984
(31%)(1)

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the six months ended June 30, 1998 and 1997.

The Park at the Willows' occupancy decreased from 94% at June 30, 1997 to 90% at June 30, 1998. Average occupancy for the six month period ended June 30 increased from 88% in 1997 to 92% in 1998. Average occupancy for the three month period ended June 30 increased from 90% in 1997 to 91% in 1998. Occupancy at residential properties fluctuates on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential properties it is not
                                      - 8 -

---------------------------------

uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the change in occupancy will be much greater than at other residential properties because of its small size. The increase in rental and other income at The Park at the Willows for the three months and the six months ended June 30, 1998 as compared to the same periods in 1997 is due to the increase in average occupancy, an increase in rental rates and an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent.

Park Place Apartments Phase II's occupancy decreased from 94% at June 30, 1997 to 84% at June 30, 1998. Average occupancy for the six month period ended June 30 at Park Place Apartments Phase II decreased from 89% in 1997 to 84% in 1998. Average occupancy for the three month period ended June 30 decreased from 90% in 1997 to 85% in 1998. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Park Place Apartments Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Park Place Apartments Phase II decreased for the three months and the six months ended June 30, 1998 as compared to the same periods in 1997 as a result of the decrease in average occupancy.

A wholly-owned subsidiary of The Prudential Insurance Company of America (Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Prudential Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months and six months ended June 30, 1998 as compared to the same periods in 1997.

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

Interest and other income includes interest income from short-term investments made by the Partnership with cash reserves. The increase in interest income for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 is a result of increased cash reserves being available for investment.

Operating expenses for the six months ended June 30, 1998 as compared to the same period in 1997 overall remained fairly constant. Operating expenses for the three month period increased as a result of increased repair and maintenance costs at Park Place Apartments Phase II and increased expenses in connection with fully furnished units at The Park at the Willows. The increases in operating expenses for the three month period are partially offset by decreased exterior renovation costs at Blankenbaker Business Center 1A.

Operating expenses - affiliated increased for the three months and the six months ended June 30, 1998 as compared to the same periods in 1997 as a result of increased property management costs. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The write-off of unamortized land improvements and amenities can be attributed to Park Place Apartments Phase II. The write-off is the result of property renovations. The write-off represents the cost of unamortized assets which were replaced as a result of the renovations.

The decrease in interest expense for the three months and the six months ended June 30, 1998 as compared to the same periods in 1997 is the result of a lower interest rate on the new debt obligation obtained October 1997 (7.37% versus 8.375%) and a result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated remained fairly constant for the three month and six month periods ended June 30, 1998 as compared to the same periods in 1997. Professional and administrative expenses - affiliated remained fairly constant for the three months ended June 30, 1998 as compared to the same period in 1997.

Depreciation and amortization decreased for the three months and six months ended June 30, 1998 as compared to the same periods in 1997 as a result of a portion of the assets with shorter lives at Park Place Apartments Phase II and Blankenbaker Business Center 1A becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5
- 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,700,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $319,112 and $252,324 for the six months ended June 30, 1998 and 1997, respectively. These funds in conjunction with cash on hand were used to pay a 1.5% (annualized) cash distribution of $87,602 (1998)
and a 2%  (annualized)  cash  distribution  of $120,853  (1997).  The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet as of June 30) were $492,221 and $323,737 at June 30, 1998 and 1997, respectively.

As of June 30, 1998, the Partnership had a mortgage payable with an insurance company in the amount of $4,040,142. The mortgage bears interest at a fixed rate of 7.37%, matures October 15, 2012 and is secured by the land, buildings and amenities of Park Place Apartments Phase II. Current monthly payments are based upon a 19-year amortization. The outstanding principal balance at maturity based on the current rate of amortization will be $1,414,978.

As of June 30, 1998, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,693,900. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at June 30, 1998 is $1,157,668. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On May 26, 1998, the Partnership elected to fund $6,000 to its Interest Repurchase Reserve and on June 2, 1998, the Partnership funded an additional $1,242 to the reserve. With these fundings, the Partnership repurchased 1,207 Units at a price of $6 per Unit. From December 31, 1995 June 30, 1998 the Partnership has repurchased a total of 62,529 Units for $295,080. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units will be retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at June 30, 1998 was $3.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of these investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable loan costs, and repurchases of limited partnership Units. Cash flows provided by financing activities represents the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997.

During the next twelve months, the Partnership anticipates a demand on future liquidity as a result of a planned renovation to the apartment community's clubhouse. At this time, the cost and extent of the renovation has not been determined. The clubhouse is shared with Phase I of the Park Place development which was developed and constructed by NTS-Properties VI, an affiliate of the General Partner. The cost to construct and operate the common clubhouse is shared proportionately by each phase.

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

-------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1998 and 1997.


                     Net Income               Cash
                       (Loss)             Distributions        Return of
                     Allocated               Declared           Capital
                     ---------               --------           -------

Limited Partners:
       1998           $ (8,080)            $   86,726          $  86,726
       1997               (316)               119,644            119,644

General Partner:
       1998           $    (82)            $      876          $     876
       1997                 (3)                 1,209              1,209


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

PART II.  OTHER INFORMATION

3.     Defaults Upon Senior Securities
       -------------------------------

       None.

6.     Exhibits and Reports on Form 8-K
       --------------------------------

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b)    Reports on Form 8-K:

              Form 8-K dated May 26, 1998 was filed to report in Item 5 that the Partnership has elected to fund an additional amount of $6,000 to its Interest Repurchase Reserve.

              Form 8-K dated June 2, 1998 was filed to report in Item 5 that the Partnership has elected to fund an additional amount of $1,242 to its Interest Repurchase Reserve.

Items 1,2,4, and 5 are not applicable and have been omitted.

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


                                         NTS-PROPERTIES VII, LTD.
                                         ------------------------
                                              (Registrant)

                                         By:    NTS-Properties Associates VII,
                                                General Partner
                                                By: NTS Capital Corporation,
                                                    General Partner


                                                    /s/ Richard L. Good
                                                    -------------------
                                                    Richard L. Good
                                                    President

                                                    /s/ Lynda J. Wilbourn
                                                    ---------------------
                                                    Lynda J. Wilbourn
                                                    Vice President
                                                    Principal Accounting Officer



Date:     August 12, 1998
          ---------------