Form 10-Q
period 1998-09-30
NTS PROPERTIES VII LTD/FL
filed 1998-11-16
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark one)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended      September 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from _________to _________

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

                                TABLE OF CONTENTS

                                                                          Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1998 and December 31, 1997                  3

            Statements of Operations
              For the three months and nine months ended
                September 30, 1998 and 1997                                   4

            Statements of Cash Flows
              For the three months and nine months ended
                  September 30, 1998 and 1997

            Notes To Financial Statements                                   6-7

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          8-13


                                     PART II

Item 3. Defaults Upon Senior Securities                                      14

Item 6. Exhibits and Reports on Form 8-K                                     14

Signatures                                                                   15

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY



                                                      As of              As of
                                               September 30, 1998  December 31, 1997*
                                               ------------------  -----------------
ASSETS
Cash and equivalents                               $   518,825       $   164,714
Cash and equivalents - restricted                       59,958           176,636
Investment securities                                       --           338,129
Accounts receivable                                      1,593               858
Land, buildings and amenities, net                  10,106,119        10,361,786
Other assets                                           137,093           137,022
                                                   -----------       -----------

                                                   $10,823,588       $11,179,145
                                                   ===========       ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                  $ 5,143,957       $ 5,303,947
Accounts payable                                        55,327            38,815
Distributions payable                                   29,078            60,426
Security deposits                                       31,275            36,325
Other liabilities                                       82,315             6,787
                                                   -----------       -----------

                                                     5,341,952         5,446,300

Partners' equity                                     5,481,636         5,732,845
                                                   -----------       -----------

                                                   $10,823,588       $11,179,145
                                                   ===========       ===========

                                    Limited         General
                                   Partners         Partner           Total
                                   --------         -------           -----
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                   $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years     (2,615,475)        (26,418)     (2,641,893)
Net income - current year                  358               4             362
Cash distributions declared to
 date                               (2,492,377)        (25,176)     (2,517,553)
Repurchase of limited
 partnership Units                    (295,080)             --        (295,080)
                                  ------------    ------------    ------------

Balances at September 30, 1998    $  5,533,126    $    (51,490)   $  5,481,636
                                  ============    ============    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 30, 1998.




                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF OPERATIONS



                                       Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                         -------------             -------------
                                      1998         1997         1998         1997
                                   ----------   -----------  ----------   ----------
REVENUES:
 Rental income                     $  494,661   $  531,525   $1,450,721   $1,518,297
 Interest and other income              7,342        4,887       20,543       14,314
                                   ----------   ----------   ----------   ----------

                                      502,003      536,412    1,471,264    1,532,611

EXPENSES:
Operating expenses                    120,998      122,066      346,890      352,238
Operating expenses - affiliated        67,113       58,780      192,275      173,161
Write-off of unamortized
 land improvements and amenities           --           --       10,743           --
Interest expense                       99,540      110,605      297,781      333,978
Management fees                        25,656       27,398       75,648       78,445
Real estate taxes                      24,875       24,894       75,803       74,682
Professional and administrative
 expenses                              15,032       16,913       46,423       45,829
Professional and administrative
 expenses - affiliated                 20,610       19,931       63,990       60,795
Depreciation and amortization         119,656      128,889      361,349      386,866
                                   ----------   ----------   ----------   ----------

                                      493,480      509,476    1,470,902    1,505,994
                                   ----------   ----------   ----------   ----------

Net income (loss)                  $    8,523   $   26,936   $      362   $   26,617
                                   ==========   ==========   ==========   ==========

Net income (loss) allocated to
 the limited partners              $    8,438   $   26,667   $      358   $   26,351
                                   ==========   ==========   ==========   ==========

Net income (loss) per limited
 partnership unit                  $     0.01   $     0.04   $     0.00   $     0.04
                                   ==========   ==========   ==========   ==========

Weighted average number of units      575,736      598,218      583,606      598,630
                                   ==========   ==========   ==========   ==========



                            NTS-PROPERTIES VII, LTD.

                            STATEMENTS OF CASH FLOWS


                                             Three Months Ended       Nine Months Ended
                                               September 30,             September 30,
                                               -------------             -------------
                                            1998          1997        1998          1997
                                          ---------    ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                         $   8,523    $  26,936    $     362    $  26,617
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
   Accrued interest on investment
      securities                                 --           --        1,737           --
  Write-off of unamortized land
    improvements and amenities                   --           --       10,743           --
   Depreciation and amortization            119,656      128,889      361,349      386,866
   Changes in assets and liabilities
    Cash and equivalents - restricted        (4,465)     (19,700)     (10,972)     (64,141)
    Accounts receivable                       1,867          895         (735)      12,706
    Other assets                              9,367        9,301        8,887        1,226
    Accounts payable                        (19,700)       9,088       16,512       (6,965)
    Security deposits                          (875)      (1,700)      (5,050)         (60)
    Other liabilities                        24,875       51,130       75,528      100,914
                                          ---------    ---------    ---------    ---------

   Net cash provided by operating
      activities                            139,248      204,839      458,361      457,163
                                          ---------    ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
   amenities                                (22,586)      (1,578)    (113,083)      (7,166)
Purchase of investment securities                --      (75,000)    (200,000)     (75,000)
Maturity of investment securities                --           --      536,392           --
                                          ---------    ---------    ---------    ---------

   Net cash provided by (used in)
      investing activities                  (22,586)     (76,578)     223,309      (82,166)
                                          ---------    ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                --           --      127,650        8,688
Principal payments on mortgages
   payable                                  (53,853)     (41,564)    (159,990)    (122,111)
Cash distributions                          (29,077)     (60,426)    (148,027)    (181,498)
Repurchase of limited partnership
   Units                                         --           --     (134,892)      (8,688)
Payment of loan costs                        (7,128)     (62,442)     (12,300)     (62,442)
                                          ---------    ---------    ---------    ---------

   Net cash used in financing
      activities                            (90,058)    (164,432)    (327,559)    (366,051)
                                          ---------    ---------    ---------    ---------

   Net increase in cash and equivalents      26,604      (36,171)     354,111        8,946

CASH AND EQUIVALENTS, beginning of
   period                                   492,221      323,737      164,714      278,620
                                          ---------    ---------    ---------    ---------

CASH AND EQUIVALENTS, end of period       $ 518,825    $ 287,566    $ 518,825    $ 287,566
                                          =========    =========    =========    =========

Interest paid on a cash basis             $  99,288    $ 110,605    $ 299,432    $ 334,396
                                          =========    =========    =========    =========


                            NTS-PROPERTIES VII, LTD.

                          NOTES TO FINANCIAL STATEMENTS

The financial statements included herein should be read in conjunction with the Partnership's 1997 Annual Report. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1998 and 1997.

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

4.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During 1997 and 1998, the Partnership sold no investment securities. At September 30, 1998 the Partnership held no investment securities with initial maturities greater than three months.

     The following provides details regarding the investments held at December 31, 1997:


                                       Amortized        Maturity     Value at
                   Type                   Cost            Date       Maturity
                  ------                 ------          ------      --------
     Certificate of Deposit           $   112,348       02/04/98    $  112,908
     Certificate of Deposit               100,543       03/05/98       101,492
     Certificate of Deposit               125,238       03/30/98       127,336
                                       ----------                    ---------
                                      $   338,129                   $  341,736
                                       ==========                    =========

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                              September 30,      December 31,
                                                  1998               1997
                                                  ----               ----
     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 7.37%, due October 15, 2012,
     secured by land and buildings             $ 4,014,628       $ 4,091,369

     Mortgage payable to an insurance
     company, bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and building                1,129,329         1,212,578
                                                ----------        ----------
                                               $ 5,143,957       $ 5,303,947
                                                ==========        ==========


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $6,200,000.

6.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On May 26, 1998, the Partnership elected to fund $6,000 to its Interest Repurchase Reserve and on June 2, 1998, the Partnership funded an additional $1,242 to the reserve. With these fundings, the Partnership repurchased 1,207 Units at a price of $6 per Unit. From December 1995 to September 30, 1998, the Partnership has repurchased a total of 62,529 Units for $295,080. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units will be retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at September 30, 1998 was $3.

7.   Related Party Transactions
     --------------------------

     Property management fees of $75,648 and $78,445 were paid to NTS Development Company, an affiliate of the General Partner, during the nine months ended September 30, 1998 and 1997, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the nine months ended September 30, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                          1998       1997
                                        --------   --------

                     Leasing            $ 36,098   $ 30,044
                     Administrative       81,786     80,049
                     Property manager    144,766    122,775
                     Other                 1,137      1,088
                                        --------   --------

                                        $263,787   $233,956
                                        ========   ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
------- -----------------------------------------------------------------------
        OF OPERATIONS
        -------------

The management's discussion and analysis of financial condition and results of operations included herein should be read in conjunction with the Partnership's 1997 Annual Report.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:


                                                 1998                 1997
                                                 ----                 ----

Wholly-owned Properties
-----------------------

The Park at the Willows                           88%                  94%

Park Place Apartments Phase II                    86%                  95%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at September
30, 1998)
-----------------------------------

Blankenbaker Business Center 1A (31%)            100%                 100%

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1998 and 1997 was as follows:


                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                         -------------         -------------
                                         1998      1997       1998       1997
                                        ------    ------     ------     ------
Wholly-owned Properties

The Park at the Willows               $  93,809 $  88,877  $ 276,832  $  243,812

Park Place Apartments Phase II        $ 329,747 $ 369,994  $ 961,845  $1,057,099

Property owned in Joint Venture
with NTS-Properties IV and NTS-
Properties Plus Ltd. (Ownership %
at September 30, 1998)

Blankenbaker Business Center 1A        $ 74,564 $  73,478  $ 218,093  $  220,461
(31%)(1)

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the nine months ended September 30, 1998 and 1997.

The Park at the Willows' occupancy decreased from 94% at September 30, 1997 to 88% at September 30, 1998. Average occupancy for the nine month period ended September 30 increased from 90% in 1997 to 91% in 1998. Average occupancy for the three month period ended September 30 decreased from 94% in 1997 to 90% in 1998. Occupancy at residential properties fluctuates on a continuous basis. Period ending occupancy percentages represent occupancy only on a specific date; therefore, it is more meaningful to look at average occupancy percentages which are more representative of the entire period's results. Large changes in occupancy at The Park at the Willows are due to the fact that the complex has only 48 units. One vacant apartment in this complex equates to a 2% decrease in occupancy; therefore, occupancy percentage changes may appear distorted on a percentage basis when compared to other residential properties. In residential

---------------------------------

properties it is not uncommon for multiple residents to vacate at month-end with new residents taking occupancy within a few days. When this occurs at The Park at the Willows, the change in occupancy will be much greater than at other residential properties because of its small size. The increase in rental and other income at The Park at the Willows for the three months and the nine months ended September 30, 1998 as compared to the same periods in 1997 is due to an increase in income from fully furnished units. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully-furnished units occupied has increased. The increase in rental and other income for the nine month period is also a result of the increase in average occupancy.

Park Place Apartments Phase II's occupancy decreased from 95% at September 30, 1997 to 86% at September 30, 1998. Average occupancy for the nine month period ended September 30 at Park Place Apartments Phase II decreased from 92% in 1997 to 84% in 1998. Average occupancy for the three month period ended September 30 decreased from 96% in 1997 to 85% in 1998. In the opinion of the General Partner of the Partnership, the decrease in occupancy at Park Place Apartments Phase II is only a temporary fluctuation and does not represent a downward occupancy trend. Rental and other income at Park Place Apartments Phase II decreased for the three months and the nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of the decrease in average occupancy.

Sykes HealthPlan Service Bureau, Inc. (formerly known as Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A through July 2005. In addition to monthly rent payments, Sykes Service Bureau, Inc. is obligated to pay substantially all of the operating expenses attributable to its space. Blankenbaker Business Center 1A's rental and other income remained fairly constant for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997.

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

Interest and other income includes interest income from short-term investments made by the Partnership with cash reserves. The increase in interest income for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 is a result of increased cash reserves being available for investment.

Operating expenses for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 remained fairly constant.

Operating expenses - affiliated increased for the three months and the nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of increased property management costs. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The write-off of unamortized land improvements and amenities can be attributed to Park Place Apartments Phase II. The write-off is the result of property renovations. The write-off represents the cost of unamortized assets which were replaced as a result of the renovations.

The decrease in interest expense for the three months and the nine months ended September 30, 1998 as compared to the same periods in 1997 is the result of a lower interest rate on the new debt obligation obtained October 1997 (7.37% versus 8.375%) and a result of the Partnership's decreasing debt level as a result of principal payments made. See the Liquidity and Capital Resources section of this item for details regarding the Partnership's debt.

---------------------------------

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between periods will differ from the fluctuations of management fee expense.

Real estate taxes, professional and administrative expenses and professional and administrative expenses - affiliated remained fairly constant for the three month and nine month periods ended September 30, 1998 as compared to the same periods in 1997. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization decreased for the three months and nine months ended September 30, 1998 as compared to the same periods in 1997 as a result of a portion of the assets with shorter lives at Park Place Apartments Phase II and Blankenbaker Business Center 1A becoming fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5
- 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,700,000.

Liquidity and Capital Resources
-------------------------------

Cash provided by operations was $458,361 and $457,163 for the nine months ended September 30, 1998 and 1997, respectively. These funds in conjunction with cash on hand were used to make a 1.3% (annualized) cash distribution of $116,680
(1998) and a 2% (annualized) cash distribution of $181,279 (1997). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of September 30) were $518,825 and $362,566 at September 30, 1998 and 1997, respectively.

As of September 30, 1998, the Partnership had a mortgage payable with an insurance company in the amount of $4,014,286. The mortgage bears interest at a fixed rate of 7.37%, matures October 15, 2012 and is secured by the land, buildings and amenities of Park Place Apartments Phase II. Current monthly payments are based upon a 19-year amortization. The outstanding principal balance at maturity based on the current rate of amortization will be $1,414,978.

As of September 30, 1998, Blankenbaker Business Center Joint Venture, in which the Partnership has a joint venture interest, had a mortgage payable with an insurance company in the amount of $3,603,474. The mortgage is recorded as a liability of the Joint Venture and is secured by the assets of the Joint Venture. The Partnership's proportionate interest in the mortgage at September 30, 1998 is $1,129,329. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

-------------------------------------------

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. On May 26, 1998, the Partnership elected to fund $6,000 to its Interest Repurchase Reserve and on June 2, 1998, the Partnership funded an additional $1,242 to the reserve. With these fundings, the Partnership repurchased 1,207 Units at a price of $6 per Unit. From December 1995 to September 30, 1998, the Partnership has repurchased a total of 62,529 Units for $295,080. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units will be retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The balance in the reserve at September 30, 1998 was $3.

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements are funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit with initial maturities of greater than three months to improve the return on its cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of these investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, loan costs, and repurchases of limited partnership Units. Cash flows provided by financing activities represents the utilization of cash which has been reserved by the Partnership for the repurchase of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1997.

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

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the company saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgrades to meet Year 2000 requirements.

-------------------------------------------

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $45,000 over 1998 and 1999. These costs include hardware, software, internal staff and outside consultants.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of fiscal year 1999.

We are also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on our business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at our current state of readiness, the need does not presently exist for a contingency plan. We will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1998 and 1997.


                              Net Income             Cash
                                (Loss)           Distributions         Return of
                              Allocated            Declared             Capital
                              ---------            --------             -------

Limited Partners:
       1998                   $    358            $  115,513          $ 115,155
       1997                     26,351               179,466            153,115

General Partner:
       1998                   $      4            $    1,167          $   1,163
       1997                        266                 1,813              1,547


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

-------------------------------------------

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

The Partnership's principal activity is the leasing and management of a commercial business center and apartment complexes. If Sykes, the tenant that occupies 100% of the business center, or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

PART II.  OTHER INFORMATION

3.  Defaults Upon Senior Securities

       None.

6.     Exhibits and Reports on Form 8-K

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b) Reports on Form 8-K:

              None.

Items 1,2,4, and 5 are not applicable and have been omitted.

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



Date: November 13, 1998