Form 10-K
period 1998-12-31
NTS PROPERTIES VII LTD/FL
filed 1999-03-31
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

   X             ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended    DECEMBER 31, 1998

                                         OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from            to


                            Commission file number    0-17589
                                                   ----------

                         NTS-PROPERTIES VII, LTD.
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

            Florida                                      61-1119232
-------------------------------                      -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

     10172 Linn Station Road
     Louisville, Kentucky                                   40223
----------------------------------------              ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code  (502) 426-4800
                                                   ---------------

Securities registered pursuant to Section 12(b) of the Act:

                                  None

Securities registered pursuant to Section 12(g) of the Act:

                          LIMITED PARTNERSHIP INTERESTS
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       YES  X   NO
                                          ----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Exhibit Index: See Page 38

Total Pages: 41

                          TABLE OF CONTENTS

                                                                                        PAGES
                                                                                        -----
                                  PART I
Items 1 and 2              Business and Properties                                        3-9
Item 3                     Legal Proceedings                                                9
Item 4                     Submission of Matters to a Vote
                            of Security Holders                                             9


                                  PART II

Item 5                     Market for the Registrant's Limited Partnership
                            Interests and Related Partner Matters                          10
Item 6                     Selected Financial Data                                         11
Item 7                     Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                               12-18
Item 8                     Financial Statements and Supplementary
                            Data                                                        19-34
Item 9                     Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                                           34


                                  PART III

Item 10                    Directors and Executive Officers of
                            the Registrant                                                 35
Item 11                    Management Remuneration and Transactions                        36
Item 12                    Security Ownership of Certain Beneficial
                            Owners and Management                                          36
Item 13                    Certain Relationships and Related
                            Transactions                                                36-37


                                  PART IV


Item 14                    Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                                     38-40


Signatures                                                                                 41

                                   PART I

Items 1. and 2.  BUSINESS AND PROPERTIES

DEVELOPMENT OF BUSINESS

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The General Partner is NTS-Properties Associates VII, a Kentucky limited partnership. As of December 31, 1998 the Partnership owned the following properties:

        - The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by the Partnership.

        - Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by the Partnership.

        - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky, acquired complete by the joint venture between the Partnership and NTS-Properties Plus Ltd., an affiliate of the General Partner of the Partnership. The Joint Venture Agreement was amended to admit NTS-Properties IV., Ltd., an affiliate of the General Partner of the Partnership, ("NTS-Properties IV") during 1994. The Partnership's percentage interest in the joint venture was 31% at December 31, 1998.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

As of December 31, 1998, the Partnership's properties were encumbered by the mortgages as shown in the table below:

                             Interest         Maturity           Balance
Property                     Rate             Date               at 12/31/98
--------                     --------         --------           -----------
Park Place Apartments
Phase II                     7.37%            10/15/12(1)        $3,987,830

Blankenbaker Business
Center 1A                    8.50%            11/15/05(2)         1,100,383 (3)

(1) Monthly principal payments are based upon a 19-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization will be $1,414,978.

(2) Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

(3) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31, 1998. The outstanding balance of the mortgage at December 31, 1998 was $3,511,112.

The Park at the Willows is not encumbered by any outstanding mortgages at December 31, 1998.

As of December 31, 1998, the Partnership had no material commitments for renovations or capital improvements.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Note 10 in Item 8 for information regarding the Partnership's operating segments.

NARRATIVE DESCRIPTION OF BUSINESS

GENERAL

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

DESCRIPTION OF REAL PROPERTY

THE PARK AT THE WILLOWS

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

Monthly rental rates at The Park at the Willows start at $549 for studio apartments, $659 for deluxe units and $719 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 77% (1998), 96% (1997), 83% (1996), 96% (1995) and 83%
(1994). See item 7 for average occupancy information.

PARK PLACE APARTMENTS PHASE II

Units at Park Place Apartments Phase II include one-bedroom and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Each unit has either a washer/dryer hook-up or access to coin-operated washers and dryers. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I of the Park Place development which were developed and constructed by NTS-Properties VI, an affiliate of the General Partner and with Phase III which is currently being constructed by NTS-Properties VI. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase II start at $769 for one-bedroom apartments, $1,029 for two-bedroom apartments and $1,159 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 85% (1998), 92% (1997), 90% (1996), 91% (1995) and 92% (1994). See item 7 for average occupancy information.

BLANKENBAKER BUSINESS CENTER 1A

Sykes Health Plan Service Bureau, Inc. ("Sykes")(formerly known as Prudential Service Bureau, Inc.) has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.89 per square foot for ground floor office space and $7.10 per square foot for second floor office space. The average base annual rental for all types of space leased as of December 31, 1998 was $7.48. The lease term is for 11 years and expires in July 2005. Prudential Service Bureau, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1998, 1997, 1996, 1995 and 1994 was 100%. See item 7 for average occupancy information.

The following table contains approximate data concerning the lease in effect on December 31, 1998:

                                                                          Current Base
                                                    Sq. Ft. and           Annual Rental
                                                     % of Net            and % of Gross
                                  Year of            Rentable              Base Annual           Renewal
       Name                     Expiration           Area(1)                 Rental              Options
       ----                     ----------         -------------        ----------------         --------
Sykes Health Plan
 Service Bureau, Inc.              2005            48,463 (100%)         $752,787 (100%)          None

(1) Rentable area includes only ground floor square feet.

Subsequent to December 31, 1998, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the Partnership's total revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                             Federal               Realty                      Annual
                                            Tax Basis             Tax Rate                  Realty Taxes
                                            ---------             --------                  ------------
Wholly-Owned Properties
-----------------------
The Park at the Willows                      $2,576,379           $ .001111                 $  17,375
Park Place Apartments
Phase II                                      9,427,811             .009955                    73,633

                                             Federal               Realty                      Annual
                                            Tax Basis             Tax Rate                  Realty Taxes
                                            ---------             --------                  ------------
PROPERTY OWNED IN JOINT
VENTURE WITH NTS-
PROPERTIES IV AND NTS-
PROPERTIES PLUS LTD.

Blankenbaker Business
Center 1A                                     7,356,545             .010910                      56,482

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

INVESTMENT IN JOINT VENTURES

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

      (c) the vote or consent of each of the Partners to dissolve the Partnership; or

      (d)     December 31, 2030.

In 1990 when the Joint Venture was originally formed, the Partnership contributed $450,000 which was used for additional tenant improvements to the business center and made a capital contribution to the Joint Venture of $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 1998 was $3,511,112. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1998 was $1,100,383. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11- year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the Joint Venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the Sykes lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate + 1 1/2%. In order for the Joint Venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the Joint Venture to seek an additional Joint Venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new joint venture partner. The $1,100,000 note was retired in August 1994. This resulted in the Joint Venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Sykes. NTS-Properties VII, Ltd. was not in a position to contribute all of the capital required for the project, nor was NTS-Properties Plus Ltd. in a position to contribute additional capital. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS- Properties VII, Ltd., the capital necessary with respect to the project. NTS- Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS- Properties IV. With this expansion, Sykes occupied 100% of the business center. No future contributions are anticipated as of December 31, 1998.

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 31% at December 31, 1998.

COMPETITION

The Partnership's residential properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1998, properties under construction in the respective vicinities in which the properties are located are as follows: In the vicinity near Park Place Apartments Phase II, there are 300 apartment units currently under construction which are scheduled to be completed during the second quarter of 1999 and 280 units which are scheduled to be completed during the fourth quarter of 1999. Also, at the Park Place development, the construction of Phase III is currently under way with the first units expected to be available during the second quarter of 1999. Park Place Apartments Phase III is being built on land owned by NTS- Properties VI, an affiliate of the General Partner of the Partnership, and consists of 152 units. All costs for the construction of Phase III will be funded by NTS-Properties VI. At this time it is unknown the effect these new units will have on occupancy at Park Place Apartments Phase II. In the vicinity near The Park at the Willows, there are 664 apartment units currently under construction which are scheduled to be completed during the second and third quarters of 1999. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

MANAGEMENT OF PROPERTIES

NTS Development Company, an affiliate of NTS-Properties Associates VII, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VII. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $101,354 for the year ended December 31, 1998. $17,892 was received from the Partnership's commercial property and $83,462 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1998, the Management Agreement is still in effect.

WORKING CAPITAL PRACTICES

Information about the Partnership's working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

SEASONAL OPERATIONS

The Partnership does not consider its operations to be seasonal to any material degree.

CONFLICT OF INTEREST

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

EMPLOYEES

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. See Note 9 in Item 8 for information regarding the Partnership's related party transactions.

GOVERNMENTAL CONTRACTS AND REGULATIONS

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  LEGAL PROCEEDINGS

None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                 PART II

Item 5. MARKET FOR THE REGISTRANT'S LIMITED PARTNERSHIP INTERESTS AND PARTNER MATTERS

There is no established trading market for the limited partnership interests. The Partnership had 1,267 limited partners as of March 1, 1999. Cash distributions and allocations of net income (loss) are made as described in
Note 1C to the Partnership's 1998 financial statements.

Annual distributions totaling $.25, $.40 and $.40 per limited partnership Unit were paid during the years ended December 31, 1998, 1997 and 1996, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:

                        1998                 1997                 1996
                     ----------           ----------           -------
First quarter            $ .10               $ .10               $ .10
Second quarter             .05                 .10                 .10
Third quarter              .05                 .10                 .10
Fourth quarter             .05                 .10                 .10
                         -----               -----                ----

                         $ .25               $ .40               $ .40
                         -----               -----                ----
                         -----               -----                ----

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996.

                             Net Income            Cash
                                (Loss)         Distributions        Return of
                              Allocated           Declared           Capital
                            -------------      --------------      ------------
Limited Partners:
       1998                   $ (30,191)        $   144,299         $  144,299
       1997                      63,842             239,288            175,446
       1996                    (125,619)            244,707            244,707

General Partner:
       1998                   $    (305)        $     1,458         $    1,458
       1997                         645               2,417              1,772
       1996                      (1,269)              2,471              2,471


Item 6.  SELECTED FINANCIAL DATA

For the years ended December 31, 1998, 1997, 1996, 1995 and 1994.

                                                1998            1997           1996            1995               1994
                                            -----------     -----------     -----------     -----------      -----------
Total revenues                              $ 1,951,937     $ 2,093,752     $ 2,041,762     $  1,972,169     $ 1,871,478

Total expenses                               (1,982,433)     (2,001,481)     (2,168,650)      (2,077,195)     (2,265,983)
                                            -----------     -----------     -----------     -----------      -----------

Income (loss) before
 extraordinary item                             (30,496)         92,271        (126,888)        (105,026)       (394,505)

Extraordinary item (1)                            --            (27,784)            --             --               --
                                            -----------     -----------     -----------     -----------      -----------

Net income (loss)                             $ (30,496)     $   64,487     $  (126,888)     $  (105,026)    $  (394,505)


Net income (loss) allocated to:
  General Partner                             $    (305)      $     645      $   (1,269)       $  (1,050)    $    (3,945)
  Limited partners                            $ (30,191)      $  63,842       $(125,619)       $(103,976)    $  (390,560)

Net income (loss) per
 limited partnership unit                     $    (.05)      $     .11      $     (.20)       $    (.16)    $      (.61)

Weighted average number of
 limited partnership units                      581,622         598,526         615,384          638,265         638,265

Cumulative net loss
 allocated to:
  General Partner                             $ (26,723)    $   (26,418)    $   (27,063)       $ (25,794)      $ (24,744)
  Limited partners                          $(2,645,666)    $(2,615,475)    $(2,679,317)     $(2,553,698)    $(2,449,722)

Cumulative taxable
 income (loss)allocated
 to:
  General Partner                           $    23,511     $    21,995     $    17,371        $  14,381     $   (33,877)
  Limited partners                          $(2,915,767)    $(2,941,772)    $(3,059,753)     $(2,965,106)    $(2,840,798)

Distributions declared:
  General Partner                               $ 1,458     $     2,417     $     2,471       $    2,579     $     2,579
  Limited Partners                            $ 144,299     $   239,288     $   244,707       $  255,306     $   255,306

Cumulative distributions
 declared:
  General Partner                              $ 25,467     $    24,009     $    21,592        $  19,121     $    16,542
  Limited partner                           $ 2,521,164     $ 2,376,865     $ 2,137,577      $ 1,892,870     $ 1,637,564

At year end:
Cash and equivalents                          $ 398,001     $   164,714     $   278,620       $  249,559     $   515,376

Investment securities                            $ --       $   338,129     $     --         $   103,908     $     --

Land, buildings and
 amenities, net                             $10,036,720     $10,361,786     $10,878,976      $11,405,597     $11,902,498

Total assets                                $10,665,976     $11,179,145     $11,474,499      $12,108,948     $12,677,879
Mortgages and notes
 payable                                    $ 5,088,213     $ 5,303,947     $ 5,358,215      $ 5,509,479     $ 5,648,524


The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

(1) See Note 7 in Item 8 for information regarding the extraordinary item.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 8 and the cautionary statements below.

OCCUPANCY LEVELS

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                                          Percentage
                                         Ownership at
                                           12/31/98        1998(2)     1997         1996
                                          -----------      --------    ------      ------
WHOLLY-OWNED PROPERTIES

The Park at the Willows              (1)     100%            77%        96%          83%

Park Place Apartments
Phase II                             (1)     100%            85%        92%          90%

PROPERTY OWNED IN JOINT
VENTURE WITH NTS-PROPERTIES
IV AND NTS-PROPERTIES PLUS LTD.

Blankenbaker Business
Center 1A                                     31%           100%       100%         100%


(1) In the opinion of the General Partner of the Partnership, the decrease in year-ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

(2) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

The average occupancy levels at the Partnership properties as of December 31 were as follows:


                                               Percentage
                                             Ownership at
                                               12/31/98         1998        1997         1996
                                               ----------       ----        ----         ----
WHOLLY-OWNED PROPERTIES

The Park at the Willows                (1)       100%            89%        91%           91%

Park Place Apartments
Phase II                               (1)       100%            85%        92%           92%

PROPERTY OWNED IN JOINT
VENTURE WITH NTS-PROPERTIES
IV AND NTS-PROPERTIES PLUS LTD.

Blankenbaker Business
Center 1A                                         31%           100%       100%          100%


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

RENTAL AND OTHER INCOME

Rental and other income generated by the Partnership's properties for the years ended December 31, 1998, 1997 and 1996 were as follows:


                                                  Percentage
                                                   Ownership
                                                  AT 12/31/98            1998               1997               1996
                                                  -----------         ----------         ----------         -------
WHOLLY-OWNED PROPERTIES
The Park at the Willows                                100%         $  361,529         $  345,490         $  320,721

Park Place Apartments
Phase II                                               100%         $1,274,745         $1,437,348         $1,406,777

PROPERTY OWNED IN JOINT
VENTURE WITH NTS- PROPERTIES
IV AND NTS- PROPERTIES PLUS LTD.

Blankenbaker Business
Center 1A                                               31%(1)      $  292,734         $  293,939         $  293,796


(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during 1998, 1997 and 1996.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1998, 1997 and 1996. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

RENTAL INCOME decreased approximately $140,000 or 7% from 1997 to 1998. The decrease was driven by decreased average occupancy levels at The Park at the Willows and Park Place Apartments Phase II partially offset by increased income from the rental of fully furnished units at The Park at the Willows. Fully furnished units are apartments which rent at an additional premium above base rent. Therefore, it is possible for occupancy to decrease and revenues to increase when the number of fully furnished units occupied has increased.

Year-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are representative of the entire year's results.

RENTAL INCOME increased approximately $45,000 or 2% from 1996 to 1997. The increase was driven by increased rental rates at The Park at the Willows and Park Place Apartments Phase II.

If present trends continue, the Partnership will be able to continue at its current level of operations without the need of any additional financing.

INTEREST AND OTHER INCOME includes interest income from investments made by the Partnership with cash reserves. Interest and other income increased approximately $6,700 or 30% in 1997 as a result of an insurance claim reimbursement for roof damage exceeding the cost to replace the roof at The Park at the Willows.

OPERATING EXPENSES decreased approximately $128,000 or 22% in 1997 primarily as a result of decreased operating expenses at Park Place Apartments Phase II. The decrease in operating expenses at Park Place Apartments Phase II is due to decreased building repair and maintenance costs (exterior painting, patio repairs, parking lot resurfacing and pool repairs), decreased snow removal costs and decreased replacement costs (exterior building repairs, wallcovering and carpet). The decrease in operating expenses is partially offset by increased replacement and renovation expenses at The Park at the Willows and

Blankenbaker Business Center 1A.

OPERATING EXPENSES - AFFILIATED increased approximately $24,000 or 10% in 1998 and increased approximately $16,000 or 7% in 1997 primarily due to increased property management payroll costs. Operating expenses-affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The 1998 WRITE-OFF OF UNAMORTIZED BUILDING AND LAND IMPROVEMENT COSTS can be attributed to Park Place Apartments Phase II. The write-off is the result of property renovations. The write-off represents the cost of unamortized assets which were replaced as a result of the renovations.

The 1997 WRITE-OFF OF UNAMORTIZED BUILDING AND LAND IMPROVEMENT COSTS can be attributed to The Park at the Willows. The write-off is the result of the roof replacement and represents the cost of the original roof that had not been fully depreciated.

INTEREST EXPENSE decreased approximately $40,000 or 9% in 1998 and approximately $22,000 or 5% in 1997 due primarily to a lower interest rate on the new debt obligation obtained October 1997 (7.37% versus 8.375%) and a result of the Partnership's decreasing debt level as a result of principal payments made.

MANAGEMENT FEES are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

REAL ESTATE TAXES increased approximately $9,000 or 9% in 1998 as a result of an increased Park Place Apartments Phase II tax assessment.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES increased approximately $19,000 or 32% in 1998 as a result of costs incurred in connection with the Tender Offer (See discussion below). Professional and administrative expenses increased approximately $5,000 or 9% in 1997 as a result of increased outside accounting fees.

PROFESSIONAL AND ADMINISTRATIVE EXPENSES - AFFILIATED decreased approximately $30,000 or 28% in 1997 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

DEPRECIATION AND AMORTIZATION EXPENSE decreased approximately $32,900 or 6% in 1998 as a result of a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties, based upon the Partnership's ownership percentage, for Federal tax purposes is approximately $13,800,000.

The 1997 write-off of unamortized loan costs (recorded as an EXTRAORDINARY ITEM) relates to loan costs associated with Park Place Apartments Phase II's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (October 5, 2002) as a result of permanent financings obtained by the Partnership in October 1997.

CONSOLIDATED CASH FLOWS AND FINANCIAL CONDITION

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of investment securities.
Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, payment of loan costs and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units through the Interest Repurchase Program or the Tender Offer (1998 only). Cash flows provided by financing activities represent an increase in a mortgage payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1998.

Cash flows provided by (used in):


                                           1998                1997               1996
                                         ---------          ---------          ---------
Operating activities                    $ 474,667          $ 599,924          $ 453,958
Investing activities                      170,998           (344,790)            98,642
Financing activities                     (412,378)          (369,040)          (523,539)
                                         ---------          ---------          ---------
Net increase (decrease)
 in cash and equivalents                $ 233,287          $(113,906)         $  29,061
                                         ---------          ---------          ---------
                                         ---------          ---------          ---------


Net cash provided by operating activities decreased approximately $125,000 or 21% in 1998. The decrease in net cash provided by operating activities was driven primarily by a decrease in net income.

Net cash provided by operating activities increased approximately $146,000 or 32% in 1997. The increase in net cash provided by operating expenses was driven primarily by an increase in net income.

Net cash provided by (used in) investing activities totaled $170,998, $(344,790) and $98,642 in 1998, 1997 and 1996 respectively. The increase in net cash provided by investing activities in 1998 was primarily the result of the maturity of investment securities exceeding the purchase of investment securities partially offset by increased capital expenditures. The decrease in net cash provided by investing activities in 1997 was primarily the result of the purchase of investment securities exceeding the maturity of investment securities.

Net cash used in financing activities totaled $412,378, $369,040 and $523,539 in 1998, 1997 and 1996, respectively. The increase in net cash used in financing activities in 1998 was primarily due to increased net payments on mortgages partially offset by decreased cash distributions and loan costs paid in 1998 compared to 1997 and decreased net Interest Repurchase Reserve activity. Net cash used in financing activities decreased in 1997 primarily as a result of the refinancing of a mortgage loan during 1997 net the repayment of a mortgage loan and normal principal payments and fewer repurchases of limited partnership Units in 1997 as compared to 1996.

During the year ended December 31, 1998, the Partnership used cash flow from operations and cash on hand to make a 1.25% (annualized) distribution of $145,757 (1998). During the years ended December 31, 1997 and 1996, the Partnership used cash flow from operations and cash on hand to make a 2% (annualized) distribution of $241,705 and $247,178, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the

Partnership's balance sheet as of December 31) were $398,001, $502,843 and $278,620 at December 31, 1998, 1997 and 1996, respectively.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $7,242, $38,918 and $121,270, respectively, to the reserve. Through December 31, 1998, the Partnership has repurchased a total of 62,529 Units for $295,080 at a price ranging from $4.00 to $6.00 per Unit. The Offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Offering. The amount of funds required by the Partnership to fund the Offer is estimated to be approximately $78,000 ($60,000 to purchase 10,000 Units plus approximately $18,000 for its proportionate share of the expenses associated with administering the Offer). The Offer stated that the Partnership will purchase the first 10,000 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 10,000 Units are tendered, ORIG, LLC will purchase up to an additional 10,000 Units. If more than 20,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 20,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Tender Offer.

Under the terms of the Offer, the Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the Offer. The Offerors exercised their right under the terms of the Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

The Partnership had no material commitments for renovations or capital improvements at December 31, 1998.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1998, 1997 and 1996.


                                             Net Income                 Cash
                                               (Loss)              Distributions          Return of
                                             Allocated                Declared             Capital
                                            -----------            -------------           ---------
Limited Partners:
       1998                                 $  (30,191)             $   144,299          $ 144,299
       1997                                     63,842                  239,288            175,446
       1996                                   (125,619)                 244,707            244,707

General Partner:
       1998                                 $     (305)             $     1,458          $   1,458
       1997                                         645                   2,417              1,772
       1996                                     (1,269)                   2,471              2,471


In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished units and works with current residents on lease renewals.

The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. This lease provision, along with the fact that residential leases are generally for a period of one year, should protect the Partnership's operations from the impact of inflation and changing prices.

YEAR 2000

All divisions of NTS, the General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, needed to be replaced by a windows based network system both for our headquarter functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by our in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of our new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

The cost of these advances in our systems technology is not all attributable to the Year 2000 issue since we had already identified the need to move to a network based system regardless of the Year 2000. The costs involved will be approximately $9,000 in 1998 and $36,000 in 1999. These costs include hardware and software.

NTS property management staff has been surveying our vendors to evaluate embedded technology in our alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases, circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the third quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 1999 and beyond.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary market risk exposure with regards to financial instruments is to changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1998, a hypothetical 100 basis point increase in interest rates would result in an approximately $306,340 decrease in the fair value of debt.

CAUTIONARY STATEMENTS

Some of the statements included in Items 1 and 2, Business and Properties, and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Subsequent to December 31, 1998, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky. Sykes occupies 100% of Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the Partnership's total revenues during 1998. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules included on pages 39 and 40 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                 ARTHUR ANDERSEN LLP


Louisville, Kentucky
March 12, 1999

                        NTS-PROPERTIES VII, LTD.

                           BALANCE SHEETS

                   AS OF DECEMBER 31, 1998 AND 1997


                                                        1998                   1997
                                                    ------------         ------------
ASSETS

Cash and equivalents                                $    398,001         $    164,714
Cash and equivalents - restricted                        100,427              176,636
Investment securities                                         --              338,129
Land, buildings and amenities, net                    10,036,720           10,361,786
Other assets                                             130,828              137,880
                                                    ------------         ------------
                                                    $ 10,665,976         $ 11,179,145
                                                    ============         ============

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                                   $  5,088,213         $  5,303,947
Accounts payable                                          57,319               38,815
Distributions payable                                     29,078               60,426
Security deposits                                         28,401               36,325
Other liabilities                                         41,265                6,787
                                                    ------------         ------------
                                                       5,244,276            5,446,300
                                                    ------------         ------------
Partners' equity                                       5,421,700            5,732,845
                                                    ------------         ------------
                                                    $ 10,665,976         $ 11,179,145
                                                    ============         ============

The accompanying notes to financial statements are an integral part of these statements.

                                         NTS-PROPERTIES VII, LTD.

                                         STATEMENTS OF OPERATIONS

                             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                             1998                  1997                    1996
                                                             -----                ------                  -----
Revenues:
 Rental income                                            $ 1,922,874            $ 2,064,236              $ 2,018,993
 Interest and other income                                     29,063                 29,516                   22,769
                                                          -----------            -----------              -----------
                                                            1,951,937              2,093,752                2,041,762
Expenses:
 Operating expenses                                           467,432                460,177                  588,151
 Operating expenses - affiliated                              253,900                230,130                  214,532
 Write-off of unamortized building and
  land improvement costs                                       13,008                 17,797                       --
 Interest expense                                             395,180                434,680                  456,642
 Management fees                                              101,354                106,264                  104,248
 Real estate taxes                                            108,709                 99,458                  103,171
 Professional and administrative
  expenses                                                     77,953                 58,895                   53,887
 Professional and administrative
  expenses - affiliated                                        82,748                 79,075                  109,512
 Depreciation and amortization                                482,149                515,005                  538,507
                                                          -----------            -----------               ----------
                                                            1,982,433              2,001,481                2,168,650
                                                          -----------            -----------               ----------

Income (loss) before extraordinary item                       (30,496)                92,271                 (126,888)

Extraordinary item - write-off
 unamortized loan costs                                        --                    (27,784)                   --
                                                          -----------           ------------              -----------
Net income (loss)                                         $   (30,496)           $    64,487              $  (126,888)
                                                          ===========            ===========              ===========

Net income (loss) allocated to the limited partners:
  Income (loss) before extraordinary item                 $   (30,191)           $    91,348              $  (125,619)
  Extraordinary item                                           --                    (27,506)                   --
                                                          -----------           ------------              -----------

  Net income (loss)                                       $   (30,191)           $    63,842              $  (125,619)
                                                          ===========            ===========              ===========
Net income (loss) per limited partnership Unit:
  Income (loss) before extraordinary item                $       (.05)            $      .15             $       (.20)
  Extraordinary item                                           --                       (.04)                   --
                                                          -----------            -----------              -----------
  Net income (loss)                                      $       (.05)            $      .11              $      (.20)
                                                          ===========            ===========              ===========
Weighted average number of limited
 partnership units                                            581,622                598,526                  615,384
                                                          ===========            ===========              ===========

The accompanying notes to financial statements are an integral part of these statements.

                                     NTS-PROPERTIES VII, LTD.

                                STATEMENTS OF PARTNERS' EQUITY (1)

                        FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                              Limited                General
                                              Partners               Partners                   Total
                                             -----------           -----------               -----------
Balances at December 31, 1995                 $6,489,132           $   (44,815)              $6,444,317
 Net loss                                       (125,619)               (1,269)                (126,888)
 Distributions declared                         (244,707)               (2,471)                (247,178)

 Repurchase of limited partnership
   Units                                        (151,500)                  --                   (151,500)
                                              ----------            -----------               ----------
Balances at December 31, 1996                  5,967,306               (48,555)                5,918,751
 Net income                                       63,842                   645                    64,487
 Distributions declared                         (239,288)               (2,417)                 (241,705)

 Repurchase of limited partnership
   Units                                          (8,688)                  --                     (8,688)
                                              ----------            -----------               ----------
Balances at December 31, 1997                  5,783,172               (50,327)                5,732,845
 Net loss                                        (30,191)                 (305)                  (30,496)
 Distributions declared                         (144,299)               (1,458)                 (145,757)

 Repurchase of limited partnership
   Units                                        (134,892)                  --                   (134,892)
                                              ----------            -----------               ----------
Balances at December 31, 1998                 $5,473,790            $  (52,090)               $5,421,700
                                              ==========            ===========               ==========

The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards, Standards Statement No. 130, REPORTING COMPREHENSIVE INCOME.

                           NTS-PROPERTIES VII, LTD.

                           STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998                1997               1996
                                                 ------------        ------------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                $   (30,496)        $    64,487         $  (126,888)
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
  Accrued interest on investment securities            1,737              (1,737)              1,408
  Write-off unamortized building and land
   improvement costs                                  13,008              17,797                  --
  Write-off unamortized loan costs                        --              27,784                  --
  Depreciation and amortization                      482,149             515,005             538,507
  Changes in assets and liabilities:
   Cash and equivalents - restricted                 (51,444)             15,599              (9,568)
   Accounts receivable                                    --              13,660              (6,420)
   Other assets                                       14,655               2,290              10,712
   Accounts payable                                   18,504             (51,486)             36,423
   Security deposits                                  (7,924)             (3,475)              6,320
   Other liabilities                                  34,478                --                 3,464
                                                 -----------         -----------         -----------
  Net cash provided by operating activities          474,667             599,924             453,958
                                                 -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities          (165,394)             (8,398)             (3,857)
Purchase of investment securities                   (200,000)           (411,392)           (207,440)
Maturity of investment securities                    536,392              75,000             309,939
                                                 -----------         -----------         -----------
  Net cash provided by (used in) investing
   activities                                        170,998            (344,790)             98,642
                                                 -----------         -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in mortgage payable                              --           4,100,000                  --
Principal payments on mortgages payable             (215,734)         (4,154,268)           (151,264)
Cash distributions                                  (177,105)           (241,924)           (251,005)
Repurchase of limited partnership Units             (134,892)             (8,688)           (151,500)
Cash and equivalents - restricted                    127,653             (30,230)             30,230
Additions to loan costs                              (12,300)            (33,930)                --
                                                 -----------         -----------         -----------
  Net cash used in financing activities             (412,378)           (369,040)           (523,539)
                                                 -----------         -----------         -----------
  Net increase (decrease) in cash and
   equivalents                                       233,287            (113,906)             29,061

CASH AND EQUIVALENTS, beginning of year              164,714             278,620             249,559
                                                 -----------         -----------         -----------
CASH AND EQUIVALENTS, end of year                $   398,001         $   164,714         $   278,620
                                                 ===========         ===========         ===========
Interest paid on a cash basis                    $   396,831         $   449,164         $   457,410
                                                 ===========         ===========          ==========

The accompanying notes to financial statements are an integral part of these statements.

                           NTS-PROPERTIES VII, LTD.

                           STATEMENTS OF CASH FLOWS

             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


1.     SIGNIFICANT ACCOUNTING POLICIES

       A)    ORGANIZATION

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

       D)    TAX STATUS - CONTINUED

             A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                               1998              1997             1996
                                            -----------       -----------      ----------
     Net income (loss)                      $  (30,496)       $   64,487       $ (126,888)
     Items handled differently
     for tax purposes:
      Depreciation and
       amortization                              4,531            31,437            9,030
      Capitalized leasing costs                 56,640            22,120           22,368
      Rental income                               --               3,833            3,833
      Gain/Loss on disposal of
       assets                                   (3,154)              729             --
                                             ----------       ----------       ----------
     Taxable income (loss)                   $  27,521        $  122,606       $  (91,657)
                                             ==========       ==========       ==========

       E)    USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

             Proportionate consolidation is utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, is not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations do not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provides the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.


1.     SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       G)    CASH AND EQUIVALENTS - RESTRICTED

             Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, funds reserved by the Partnership for the repurchase of limited Partnership Units (December 31, 1997) and funds reserved by the Partnership for the purchase of limited partnership Units through the Tender Offer (December 31, 1998 - See Note 5).

       H)    INVESTMENT SECURITIES

             Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership intends to hold the securities until maturity. During 1998, 1997 and 1996, the Partnership sold no investment securities.

             At December 31, 1998, the Partnership held no investment securities with initial maturities greater than three months.

             The following provides details regarding the investments held at December 31, 1997:

                                       Amortized      Maturity     Value at
                 Type                     Cost          Date       Maturity
                ------                ----------      --------     ---------
             Certificate of Deposit   $  112,348      02/04/98     $  112,908
             Certificate of Deposit      100,543      03/05/98        101,492
             Certificate of Deposit      125,238      03/30/98        127,336
                                      ----------                   ----------
                                      $  338,129                   $  341,736
                                      ==========                   ==========

       I)    BASIS OF PROPERTY AND DEPRECIATION

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

             Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived

             Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1998, 1997 and 1996 did not result in an impairment loss.

             For financial reporting purposes, the income from commercial leases is recognized on a straight-line basis over the lease term. There was no accrued income connected with commercial leases as of December 31, 1998 and 1997 due to the renewal lease having no scheduled and specified rent increases. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term.


1.     SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

       K)    ADVERTISING

             The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1998, 1997 and 1996.

       L)    STATEMENTS OF CASH FLOWS

             For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

       M)    RECLASSIFICATIONS OF 1997 AND 1996 FINANCIAL STATEMENTS

             Certain reclassifications have been made to the December 31, 1997 and 1996 financial statements to conform with December 31, 1998 classifications. These reclassifications have no effect on previously reported operations.

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

       On August 16, 1994, the Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the General Partner of the Partnership) to the Joint Venture. In accordance with the Joint Venture Agreement Amendment, NTS-Properties IV contributed $1,100,000 and the Partnership contributed $500,000. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. [currently known as Sykes Health Plan Service Bureau, Inc. ("Sykes")]. The lease expanded Sykes' leased space by approximately 15,000 square feet and extended its lease term through July 2005.

3.     INVESTMENT IN BLANKENBAKER BUSINESS CENTER JOINT VENTURE - CONTINUED

       Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, Sykes occupied 100% of the business center (approximately 101,000 square feet - ground and second floor). The tenant finish and leasing costs connected with the lease renewal and expansion were approximately $1,400,000.

       In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture has been allocated to the Partnership and NTS-Properties Plus Ltd. in determining each Joint Venture partner's percentage interest. The Partnership's interest in the Joint Venture remained at 31%. NTS-Properties Plus Ltd.'s interest in the Joint Venture decreased from 69% to 39% as a result of the capital contributions by NTS-Properties IV and the Partnership. NTS-Properties IV obtained a 30% interest in the Joint Venture as a result of its capital contribution.

       Net income or loss is to be allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 31% at December 31, 1998.The Partnership's share of the joint venture's revenue was $292,734 (1998), $293,939 (1997) and $293,796 (1996). The Partnership's share of the joint venture's expenses was $328,675 (1998), $348,783 (1997) and $342,947
       (1996).

4.     INTEREST REPURCHASE RESERVE

       Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $7,242, $38,918 and $121,270, respectively, to the reserve. Through December 31, 1998, the Partnership has repurchased a total of 62,529 Units for $295,080 at a price ranging from $4.00 to $6.00 per Unit. The Offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

5.     TENDER OFFER

       On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Offering. The amount of funds required by the Partnership to fund the Offer is estimated to be approximately $78,000 ($60,000 to purchase 10,000 Interests plus approximately $18,000 for its proportionate share of the expenses associated with administering the Offer). The Offer stated that the Partnership will purchase the first 10,000 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 20,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 20,000. Units that are acquired by the Partnership will be retired. Units

5.     TENDER OFFER - CONTINUED

       that are acquired by ORIG, LLC will be held by it. The General Partner, NTS- Properties Associates VII, does not intend to participate in the Tender Offer.

       Under the terms of the Offer, the Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the Offer. The Offerors exercised their right under the terms of the Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

6.     LAND, BUILDINGS AND AMENITIES

       The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                        1998                     1997
                                    ------------             ----------
Land and improvements               $ 3,793,491              $ 3,775,739
Buildings and improvements           11,767,531               11,666,627
                                    -----------              -----------
                                     15,561,022               15,442,366
Less accumulated depreciation         5,524,302                5,080,580
                                    -----------              -----------
                                    $10,036,720              $10,361,786
                                    ===========              ===========

7.     MORTGAGES PAYABLE

       Mortgages payable as of December 31 consist of the following:

                                                            1998               1997
                                                        -----------         ----------
        Mortgage payable to an insurance company,
         bearing interest at a fixed rate of
         7.37%, due October 15, 2012,
         secured by land and buildings                  $ 3,987,830         $ 4,091,369

         Mortgage payable to an insurance
         company, bearing interest at a fixed
         are of 8.5%, due November 15, 2005,
         secured by land and buildings                    1,100,383           1,212,578
                                                        -----------         -----------
                                                        $ 5,088,213         $ 5,303,947
                                                        ===========         ===========

       The mortgages are payable in monthly aggregate installments of $51,047 includes principal, interest and property taxes.

       Scheduled maturities of debt are as follows:


       For the Years Ended December 31,                     Amount
       --------------------------------                   ----------
                      1999                                $  233,546
                      2000                                   252,012
                      2001                                   273,663
                      2002                                   296,285
                      2003                                   320,787
                   Thereafter                              3,711,920
                                                          ----------
                                                          $5,088,213
                                                          ==========

7.     MORTGAGES PAYABLE - CONTINUED

       Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $5,300,000.

       The 1997 write-off of unamortized loan costs (recorded as an extraordinary item) relates to loan costs associated with the Park Place Apartments Phase II's notes payable. The unamortized loan costs were expensed due to the fact that the notes were retired in 1997 prior to their maturity (October 5, 2002) as a result of permanent financings obtained by the Partnership in October 1997.

8.     RENTAL INCOME UNDER OPERATING LEASES

       The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1998:


       For the Years Ended December 31,                     Amount
       --------------------------------                     ------
                    1999                                  $  235,924
                    2000                                     235,924
                    2001                                     235,924
                    2002                                     235,924
                    2003                                     235,924
                 Thereafter                                  373,545
                                                          ----------
                                                          $1,553,165
                                                          ==========

9.     RELATED PARTY TRANSACTIONS

       Property management fees of $101,354 (1998), $106,264 (1997) and $104,248
       (1996)were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from the residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,410 (1998) and $3,040 (1997) as repair and maintenance fee and has capitalized these costs as a part of land, buildings and amenities. There was no similar fee incurred during 1996. The Partnership also was charged the following amounts from affiliates of the General Partner for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

       These charges were as follows:

                              1998              1997               1996
                            --------          --------           --------
       Administrative       $106,476          $105,043           $133,746
       Property manager      189,491           163,078            148,857
       Leasing                46,636            39,927             39,363
       Other                   1,570             2,175              2,078
                            --------          --------           --------
                            $344,173          $310,223           $324,044
                            ========          ========           ========


10.    SEGMENT REPORTING

       The Partnership adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, during the fourth quarter of 1998. SFAS No. 131 established standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to limited partners. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The standard also allows entities to aggregate operating segments into a single segment if the segments are similar in each of the six criteria set forth in SFAS No. 131. The Partnership's chief operating decision-maker is the General Partner.

       The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent Partnership's ownership and operating results relative to apartment complexes known as the Park at the Willows and Park Place Apartments Phase II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Blankenbaker Business Center 1A.

       The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Partnership management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                                                   1998
                                                   ----
                               Residential       Commercial         Total
                              -------------     ------------     ------------
Rental income                 $  1,630,218      $    292,656     $  1,922,874
Other income                         6,056                78            6,134
                              ------------      ------------     ------------
Total net revenues            $  1,636,274      $    292,734     $  1,929,008
                              ============      ============     ============

Operating Expenses            $    674,552      $     46,780     $    721,332
Write Off of Unamortized
 Building Improvements              13,008                --           13,008
Interest Expense                        --            98,275           98,275
Management Fees                     83,462            17,892          101,354
Real Estate Taxes                   91,008            17,701          108,709
Professional and
 Administrative                         --            56,417           56,417
Depreciation Expense               380,035            91,609          471,644
                              ------------      ------------      -----------
Net Income (Loss)             $    394,209      $    (35,940)     $   358,269
                              ============      ============      ===========

Land, Buildings and
 Amenities, net               $  8,592,281      $  1,435,642      $10,027,923
                              ============      ============      ===========
Expenditures for Land,
 Buildings and Amenities      $    156,597      $     --          $   156,597
                              ============      ============      ===========
Segment Liabilities           $     89,607      $  1,167,479      $ 1,257,086
                              ============      ============      ===========


10.    SEGMENT REPORTING - CONTINUED

                                                   1997
                                                   ----
                               Residential        Commercial         Total
                              -------------      ------------    ------------
Rental income                 $   1,770,326     $     293,910    $  2,064,236
Other income                         12,511                28          12,539
                              -------------     -------------    ------------
Total net revenues            $   1,782,837     $     293,938    $  2,076,775
                              =============     =============    ============

Operating Expenses            $     638,862     $      51,445    $    690,307
Write Off of Unamortized
 Building Improvements               17,797                --          17,797
Interest Expense                         --           107,563         107,563
Management Fees                      88,402            17,862         106,264
Real Estate Taxes                    81,621            17,837          99,458
Professional and
 Administrative                          --            37,608          37,608
Depreciation Expense                385,517           116,467         501,984
                              -------------     -------------    ------------
Net Income (Loss)             $     570,638     $    (54,844)    $    515,794
                              =============     =============    ============

                                                   1997
                                                   ----
                               Residential        Commercial         Total
                              -------------      ------------    ------------
Land, Buildings and
 Amenities, net               $   8,852,552      $   1,509,234    $ 10,361,786
                              =============      =============     ===========
Expenditures for Land,
 Buildings and Amenities      $       8,398      $      --        $      8,398
                              =============      ==============   ============
Segment Liabilities           $      43,600      $    1,268,826   $  1,312,426
                              =============      ==============   ============

                                                   1996
                                                   ----
                               Residential        Commercial         Total
                              -------------      ------------    ------------
Rental income                 $   1,725,124      $     293,869    $  2,018,993
Other income                          2,374               (74)           2,300
                              -------------      -------------    ------------
Total net revenues            $   1,727,498      $     293,795    $  2,021,293
                              -------------      -------------    ------------
Operating Expenses                  770,467             32,216         802,683
Interest Expense                         --            115,875         115,875
Management Fees                      86,375             17,873         104,248
Real Estate Taxes                    81,832             21,339         103,171
Professional and
 Administrative                          --             39,175          39,175
Depreciation Expense                408,202            116,468         524,670
                              -------------      -------------    ------------
Net Income (Loss)             $     380,622      $    (49,151)    $    331,471
                              -------------      -------------    ------------

Land, Buildings and
 Amenities, net               $   9,271,291      $   1,607,685    $ 10,878,976
                              =============      =============    ============
Expenditures for Land,
 Buildings and Amenities      $       3,857      $       --       $      3,857
                              =============      =============    ============
Segment Liabilities           $      88,287      $   1,366,889    $  1,455,176
                              =============      =============    ============

10.    SEGMENT REPORTING - CONTINUED

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                            1998              1997              1996
                                            ----              ----              ----
NET REVENUES
Total revenues for reportable           $ 1,929,008       $ 2,076,775        $ 2,021,293
 segments
Other income for Partnership Level           22,929            16,977             20,469
                                        -----------       -----------        -----------
Total consolidation net revenues        $ 1,951,937       $ 2,093,752        $ 2,041,762
                                        ===========       ===========        ===========

INTEREST EXPENSE
Interest expense for reportable
 segments                               $    98,275       $   107,563        $   115,875
Interest expense for Partnership
 level                                      296,905           327,117            340,767
                                        -----------       -----------        -----------

                                            1998              1997              1996
                                            ----              ----              ----
Total interest expense                  $   395,180       $   434,680        $   456,642
                                        ===========       ===========        ===========

PROFESSIONAL AND ADMINISTRATIVE
Total Professional and Administrative
 for reportable segments                $    56,417       $    37,608        $    39,175
Professional and Administrative for
 Partnership level                          104,284           100,362            124,224
                                        -----------       -----------        -----------
Total professional and administrative   $   160,701       $   137,970        $   163,399
                                        ===========       ===========        ===========

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization
 for reportable segments                $   471,644       $   501,984        $   524,670
 Depreciation and amortization for
 Partnership level                           26,193            28,709             29,525
Eliminations                                (15,688)          (15,688)           (15,688)
                                       ------------       -----------        -----------
Total depreciation and amortization    $    482,149       $   515,005        $   538,507
                                       ============       ===========        ===========

NET INCOME (LOSS)
Total reported net income (loss) for
 segments                              $    358,269       $   515,794        $   331,471
Net income (loss) for Partnership
 level                                     (388,765)         (451,307)          (458,359)
                                       ------------      -----------        -----------
Total net income (loss)                $    (30,496)      $    64,487        $  (126,888)
                                       ============       ===========        ===========

LAND, BUILDINGS AND AMENITIES
Total Land, Building and Amenities
 for reportable segments                $10,027,923       $10,361,786        $10,878,976
Partnership level                             8,797                --                 --
                                        -----------       -----------        -----------
Total Land, Building and Amenities      $10,036,720       $10,361,786        $10,878,976
                                        ===========       ===========        ===========

TOTAL EXPENDITURES
Total Expenditures for Land,
Buildings and Amenities for eportable
segments                                    156,597             8,398              3,857
Expenditures for Land, Buildings and
 Amenities for Partnership level
                                              8,797                --                 --
                                        -----------       -----------        -----------
Total Expenditures for Land,
 Buildings and Amenities                $   165,394       $     8,398        $     3,857
                                        ===========       ===========        ===========

LIABILITIES
Total liabilities for reportable
 segments                               $ 1,257,086       $ 1,312,426        $ 1,455,176
Liabilities for Partnership (1)           3,987,190         4,133,874          4,100,572
                                        -----------       -----------        -----------
Total liabilities                       $ 5,244,276       $ 5,446,300        $ 5,555,748
                                        ===========       ===========        ===========

(1) THESE AMOUNTS PRIMARILY REPRESENT THE MORTGAGES HELD BY THE PARTNERSHIP, SECURED BY THE ASSETS OF THE OPERATING SEGMENTS.


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

The General Partners of NTS-Properties Associates VII are as follows:

J. D. Nichols

Mr. Nichols (age 57) is the managing General Partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

Richard L. Good

Mr. Good (age 59), Vice Chairman of NTS Corporation and of NTS Development Company and Chairman of the Board of NTS Securities, Inc., joined the Manager in January 1985. From 1981 through 1984, he was Executive Vice-President of Jacques-Miller, Inc., a real estate syndication, property management and financial planning firm in Nashville, Tennessee.

NTS Capital Corporation

NTS Capital Corporation is a Kentucky Corporation formed in October 1979. J.D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's Properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J.D. Nichols, Richard
L. Good and Brian F. Lavin.

Brian F. Lavin

Mr. Lavin (age 45), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. Prior to joining NTS, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Item 11.  MANAGEMENT REMUNERATION AND TRANSACTIONS

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The partnership is required to pay a property management fee based on gross rentals to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. In addition, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1998, 1997 and 1996.

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

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Property management fees of $101,354 (1998), $106,264 (1997)and $104,248 (1996)
were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,410 (1998) and $3,040 (1997) as a repair and maintenance fee and has capitalized this cost as a part of land, buildings and amenities. There was no similar fee incurred during 1996. The partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1998, 1997 and 1996. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

These charges were as follows:


                                        1998              1997               1996
                                      --------          --------           ------
Administrative                        $106,476          $105,043           $133,746
Property manager                       189,491           163,078            148,857
Leasing                                 46,636            39,927             39,363
Other                                    1,570             2,175              2,078
                                       -------           -------            -------
                                      $344,173          $310,223           $324,044
                                      ========          ========           ========

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously discussed.

                                      PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1.      Financial statements

        The financial statements for the period through December 31, 1998, together with the report of Arthur Andersen LLP dated March 12 1999, appear in
Item 8.

2.      Financial statement schedules

        SCHEDULES:                                                                              PAGE NO.
                                                                                                --------
        III-Real Estate and Accumulated Depreciation                                              39-40

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

4.      Reports on Form 8-K

        None.

                                                      NTS-PROPERTIES VII, LTD.
                                      SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                      AS OF DECEMBER 31, 1998


                                                                                Park Place     Blankenbaker
                                                               The Park at      Apartments      Business
                                                               the Willows       Phase II       Center 1A           Total
                                                               -----------     -----------     -----------        ----------
Encumbrances                                                       None             (A)             (A)
Initial cost to partnership:
  Land                                                         $   457,048     $ 2,616,693     $   606,927        $ 3,680,668
  Buildings and improvements                                     2,091,968       7,692,119       1,679,081         11,463,168

Cost capitalized subsequent to acquisition:
  Improvements                                                      27,364          76,152         309,098            412,614
  Other (B)                                                             --              --          (4,225)            (4,225)
Gross amount at which carried December 31, 1998 (C):
  Land                                                         $   458,028     $ 2,634,935     $   700,529        $ 3,793,492
  Buildings and improvements                                     2,118,352       7,750,029       1,890,352         11,758,733
                                                               -----------     -----------     -----------        ----------
  Total                                                        $ 2,576,380     $10,384,964     $ 2,590,881        $15,552,225(E)
                                                               ===========     ===========     ===========        ===========
Accumulated depreciation                                       $   934,894     $ 3,434,169     $ 1,155,239        $ 5,524,302
                                                               ===========     ===========     ===========        ==========

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

(C)    Aggregate cost of real estate for tax purposes is $13,807,264.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

(E) Reconciliation net of accumulated depreciation to consolidated financial statements:

Total Gross Costs at December 31, 1998                                          $ 15,552,225
 Additions to Partnership for computer
  hardware and software in 1998                                                        8,797
                                                                                ------------
Balance at December 31, 1998                                                      15,561,022
 Less Accumulated depreciation                                                    (5,524,302)
                                                                                ------------
Land, Buildings and Amenities, net as of
December 31, 1998                                                               $ 10,036,720
                                                                                ============

                                   NTS-PROPERTIES VII, LTD.

                  SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                       Real                   Accumulated
                                                      Estate                  Depreciation
                                                   ------------                -----------
Balances at December 31, 1995                       $15,456,367                $ 4,050,770

Additions during period:
 Improvements (a)                                         3,857                      --
 Depreciation (b)                                          --                      530,478
                                                     ----------                 ----------

Balances at December 31, 1996                        15,460,224                  4,581,248

Additions during period:
 Improvements (a)                                         8,398                      --
 Depreciation (b)                                          --                      507,791
Deductions during period:
 Retirements                                            (26,256)                    (8,459)
                                                     ----------               ------------

Balances at December 31, 1997                        15,442,366                  5,080,580
Additions during period:
 Improvements (a)                                       165,394                      --
 Depreciation (b)                                          --                      477,452
Deductions during period:
 Retirements                                            (46,738)                   (33,730)
                                                    -----------              -------------
Balances at December 31, 1998                       $15,561,022                $ 5,524,302
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


                            NTS-PROPERTIES VII, LTD.
                                ------------------------------
                                  (Registrant)

                            BY:   NTS-Properties Associates VII,
                                  General Partner
                                  BY:  NTS Capital Corporation,
                                       General Partner

                                         /s/ Brian F. Lavin
                                         ------------------------------
                                         Brian F. Lavin
                                         President

Date: March 31, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.


      SIGNATURE                                   TITLE
      ---------                                   -----

/s/ J. D. NICHOLS                   General Partner of NTS-Properties
-----------------------             Associates VII and Chairman of the
    J. D. Nichols                   Board and Sole Director of NTS
                                    Capital Corporation


/s/ RICHARD L. GOOD                 General Partner of NTS-Properties
-----------------------             Associates VII and Vice Chairman of
    Richard L. Good                 NTS Capital Corporation


/s/ BRIAN F. LAVIN                  President and Chief Operating Officer
-----------------------             of NTS Capital Corporation (acting
    Brian F. Lavin                  Chief Financial Officer)

The Partnership is a limited partnership and no proxy material has been sent to the limited partners.