Form 10-Q
period 1999-03-31
NTS PROPERTIES VII LTD/FL
filed 1999-05-14
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark one)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                                                --------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from          to
                                                     ----------   -------------

                         Commission File Number 0-17589
                                                -------

                            NTS-PROPERTIES VII, LTD.
                            ------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                     61-1119232
            -------                                     ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Road
   Louisville, Kentucky                                    40223
   --------------------                                    -----
(Address of principal executive                          (Zip Code)
offices)

Registrant's telephone number, including area code      (502) 426-4800
                                                        --------------
                              Not Applicable
                              --------------
           Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                          YES  X     NO
                                                             -----      -----
Exhibit Index: See page 17
Total Pages: 18

                       TABLE OF CONTENTS TABLE OF CONTENTS

                                                                        Pages
                                                                        -----

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 1999 and December 31, 1998                  3

            Statements of Operations
              For the three months ended March 31, 1999 and 1998          4

            Statements of Cash Flows
              For the three months ended March 31, 1999 and 1998          5

            Notes To Financial Statements                               6-9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     10-16


                                     PART II

6.     Exhibits and Reports on Form 8-K                                 17

Signatures                                                              18

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                          As of                      As of
                                       March 31, 1999         December 31, 1998*
                                       --------------         ------------------
ASSETS
------

Cash and equivalents                   $    402,755               $    398,001
Cash and equivalents - restricted            45,681                    100,427
Investment securities                          --                       --
Accounts receivable                          13,495                     --
Land, buildings and amenities, net        9,942,861                 10,036,720
Other assets                                150,777                    130,828
                                        -----------                -----------

                                       $ 10,555,569               $ 10,665,976
                                        ===========                ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                      $  5,030,224               $  5,088,213
Accounts payable                             67,982                     57,319
Distributions payable                        28,573                     29,078
Security deposits                            29,201                     28,401
Other liabilities                            68,396                     41,265
                                        -----------                -----------

                                          5,224,376                  5,244,276

Partners' equity                          5,331,193                  5,421,700
                                        -----------                -----------

                                       $ 10,555,569               $ 10,665,976
                                        ===========                ===========

                                      Limited          General
                                      Partners         Partner           Total
                                      --------         -------           -----

PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 10,935,700     $       100    $ 10,935,800
Net income (loss) - prior years      (2,645,666)        (26,723)     (2,672,389)
Net (loss) - current year                (1,917)            (19)         (1,936)
Cash distributions declared to
 date                                (2,549,450)        (25,752)     (2,575,202)
Repurchase of limited
 partnership Units                     (355,080)           --          (355,080)
                                    ------------     -----------    ------------

Balances at March 31, 1999         $  5,383,587     $   (52,394)   $  5,331,193
                                    ============     ===========    ============

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1999.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

                                                    Three Months Ended
                                                         March 31,
                                                         ---------

                                               1999                    1998
                                           ------------            -----------


Revenues:
 Rental income                             $   465,661             $   462,189
 Interest and other income                       2,905                   6,784
                                            ----------              ----------
                                               468,566                 468,973
Expenses:
 Operating expenses                             95,417                  84,127
 Operating expenses - affiliated                66,935                  61,274
 Interest expense                               95,495                  98,878
 Management fees                                22,984                  24,200
 Real estate taxes                              27,136                  25,778
 Professional and administrative expenses       21,378                  11,536
 Professional and administrative expenses
  - affiliated                                  20,049                  22,282
 Depreciation and amortization                 121,108                 121,904
                                            ----------              ----------

                                               470,502                 449,979
                                            ----------              ----------

Net income (loss)                          $    (1,936)            $    18,994
                                            ==========              ==========

Net income (loss) allocated to the limited
 partners                                  $    (1,917)            $    18,804
                                            ==========              ==========

Net income (loss) per limited partnership
 unit                                      $     --                $       .03
                                            ==========              ==========

Weighted average number of limited
 partnership units                             573,514                 596,493
                                            ==========              ==========


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                       Three Months Ended
                                                            March 31,
                                                            ---------

                                                     1999              1998
                                                  ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                 $    (1,936)      $    18,994
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Accrued interest on investment securities               --              1,349
  Depreciation and amortization                       121,108           121,904
  Changes in assets and liabilities:
   Cash and equivalents - restricted                   54,746            (1,566)
   Accounts receivable                                (18,966)             (441)
   Other assets                                       (16,259)           (9,848)
   Accounts payable                                    10,663             2,163
   Security deposits                                      800            (3,775)
   Other liabilities                                   27,132            25,777
                                                   -----------        ----------

  Net cash provided by operating activities           177,288           154,557
                                                   -----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities            (25,466)          (27,472)
Purchase of investment securities                         --           (300,000)
Maturity of investment securities                         --            536,392
                                                   -----------        ----------
  Net cash provided by (used in) investing
   activities                                         (25,466)          208,920
                                                   -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                         --             25,170
Principal payments on mortgages payable               (57,989)          (53,353)
Cash distributions                                    (29,079)          (60,426)
Repurchase of limited partnership Units               (60,000)          (25,170)
Addition to loan costs                                    --             (5,172)
                                                   -----------        ----------

  Net cash used in financing activities              (147,068)         (118,951)
                                                   -----------        ----------

  Net increase in cash and equivalents                  4,754           244,526

CASH AND EQUIVALENTS, beginning of period             398,001           164,714
                                                   -----------        ----------

CASH AND EQUIVALENTS, end of period               $   402,755       $   409,240
                                                   ===========        ==========

Interest paid on a cash basis                     $   129,057       $    99,789
                                                   ===========        ==========


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein should be read in conjunction with the Partnership's 1998 10-K as filed with the Securities Exchange Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 1999 and 1998.

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

2.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership sold no securities during the three months ended March 31, 1999 or during the twelve months ended December 31, 1998. The Partnership held no securities at March 31, 1999 or at December 31, 1998.

3.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                               March 31,            December 31,
                                                 1999                   1998
                                                 ----                   ----
Mortgage  payable to an insurance
company,  bearing interest at a fixed
rate of 7.37%, due October 15, 2012,
secured by land and buildings.               $ 3,959,749             $ 3,987,830

Mortgage payable to an insurance
company, bearing interest at a fixed
rate of 8.5%, due November 15, 2005,
secured by land and buildings.                 1,070,475               1,100,383
                                              ----------              ----------
                                             $ 5,030,224             $ 5,088,213
                                              ==========              ==========

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $5,300,000.

4.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. As of March 31, 1999 the Partnership has repurchased a total of 72,529 Units for $355,080, at a price ranging from $4.00 to $6.00 per Unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

     On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Offering. The Offer stated that the Partnership will purchase the first 10,000 Units tendered and will fund its purchases and its portion of the expenses, associated with administering the Offer, from cash reserves. If more than 10,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 20,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Tender Offer.

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

5.   Related Party Transactions
     --------------------------

     Property management fees of $22,984 and $24,200 were paid to NTS Development Company, an affiliate of the General Partner, during the three months ended March 31, 1999 and 1998, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the three months ended March 31, 1999 and 1998. These charges include items which have been expensed as operating expenses affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                              1999                 1998
                                           ---------            ---------
            Leasing                        $  8,302             $  7,989
            Administrative                   25,630               28,213
            Property manager                 52,073               47,325
            Other                             1,527                   28
                                            -------              -------
                                           $ 87,532             $ 83,555
                                            =======              =======

6.   Segment Reporting
     -----------------

     The Partnership's reportable operating segments include Residential and Commercial real estate operations. The Residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as the Park at the Willows and Park Place Apartments Phase
     II. The Commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Blankenbaker Business Center 1A.

     The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                    Three Months ended March 31, 1999

                      Residential               Commercial                 TOTAL


Rental income        $    391,097             $     74,564           $   465,661
Other income                2,905                     --                   2,905
                      -----------              -----------            ----------

Total net revenues        394,002                   74,564               468,566
                      ===========              ===========            ==========

Operating expenses        151,273                   11,079               162,352
Interest Expense             --                     23,175                23,175
Management Fees            18,743                    4,241                22,984
Real Estate Taxes          22,710                    4,426                27,136
Depreciation Expense       94,971                   22,902               117,873
                      -----------              -----------            ----------

Net Income (Loss)         106,305                    8,741               115,046
                      ===========              ===========            ==========




                                     Three Months ended March 31, 1998

                      Residential               Commercial                 TOTAL
Rental income        $    387,753             $     74,436               462,189
Other income                  859                     --                     859
                      -----------              -----------            ----------

Total net revenues        388,612                   74,436               463,048
                      ===========              ===========            ==========

Operating expenses        132,413                   12,988               145,401
Interest Expense             --                     25,576                25,576
Management Fees            19,734                    4,466                24,200
Real Estate Taxes          20,437                    5,341                25,778
Depreciation Expense       96,234                   22,902               119,136
                      -----------              -----------            ----------

Net Income (Loss)         119,794                    3,163               122,957
                      ===========              ===========            ==========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.




                                                 1999                     1998
NET REVENUES


Total revenues for reportable segments     $   468,566              $   463,048
Other income for partnership                     8,742                    9,088
Eliminations                                    (8,742)                  (3,163)
                                            -----------              -----------

Total consolidated net revenues                468,566                  468,973
                                            ===========              ===========

INTEREST EXPENSE
Interest expense for reportable segments        23,175                   25,576
Interest expense for partnership                72,320                   73,302
                                            -----------              -----------

Total interest expense                          95,495                   98,878
                                            ===========              ===========

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
 reportable segments                           117,873                  119,136
Depreciation and amortization for
partnership                                      7,157                    6,690
Eliminations                                    (3,922)                  (3,922)
                                            -----------              -----------

Total depreciation and amortization            121,108                  121,904
                                            ===========              ===========

NET INCOME (LOSS)
Total net income (loss) for reportable
 segments                                      115,049                  122,957
Net income (loss) for partnership             (112,162)                (104,722)
Eliminations                                    (4,823)                     759
                                            -----------              -----------

Total net income (loss)                         (1,936)                  18,994
                                            ===========              ===========

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and our cautionary statements also follow. Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:
                                               1999                 1998
                                               ----                 ----
Wholly-owned Properties
-----------------------

The Park at the Willows                         96%                  96%

Park Place Apartments Phase II                  83%                  80%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties
------------------------------------
Plus Ltd. (Ownership % at March 31,
-----------------------------------
1999)
-----

Blankenbaker Business Center 1A (31%)          100%                 100%

The average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:

                                               1999                 1998
                                               ----                 ----
Wholly-owned Properties
-----------------------

The Park at the Willows (1)                     90%                  92%

Park Place Apartments Phase II (1)              82%                  84%

Property owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties
------------------------------------
Plus Ltd. (Ownership % at March 31,
-----------------------------------
1999)
-----

Blankenbaker Business Center 1A (31%)          100%                 100%

(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and other income generated by the Partnership's properties for the three months ended March 31, 1999 and 1998 was as follows:


                                                  1999                 1998
                                                ---------            --------
Wholly-owned Properties
-----------------------

The Park at the Willows                        $  91,361            $  85,033

Park Place Apartments Phase II                 $ 302,641            $ 303,579

Property owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties
------------------------------------
Plus Ltd. (Ownership % at March 31,
-----------------------------------
1999)
-----

Blankenbaker Business Center 1A (31%)(1)       $ 74,564             $  74,436

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months ended March 31, 1999 and 1998.

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

The following is an analysis of material changes in results of operations for the periods ending March 31, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Interest and other income includes interest income from investments made by the Partnership with cash reserves. Interest and other income decreased approximately $3,900 or 57% for the three months ended March 31, 1999 as compared to the same period in 1998 as a result of decreased cash reserves being available for investment.

Operating expenses increased approximately $11,300 or 13% for the three months ended March 31, 1999 as compared to the same period in 1998 as a result of increased parking lot repairs, building repairs and landscaping expenses at Park Place Apartments Phase II and increased furniture rental expense at the Park at the Willows. Operating expenses at Blankenbaker Business Center 1A remained fairly constant for the three month period.

Operating expenses - affiliated increased approximately $5,700 or 9% for the three months ended March 31, 1999 as compared to the same period in 1998, primarily as a result of increased administrative costs at Park Place Apartments Phase II, the Park at the Willows and Blankenbaker Business Center 1A. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Professional and Administrative expenses increased approximately $9,800 or 85% for the three months ended March 31, 1999 as compared to the same period in 1998 primarily as a result of increased legal costs, outside accounting costs and printing costs incurred for the Tender Offer.

Professional and administrative expenses - affiliated decreased approximately $2,200 or 10% for the three months ended March 31, 1999 as compared to the same period in 1998, primarily as a result of decreased salary costs. Professional and Administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner, on behalf of the Partnership.

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

Cash flows provided by (used in):


                                                1999                   1998
                                                ----                   ----
Operating activities                        $  177,288             $  154,557
Investing activities                           (25,466)               208,920
Financing activities                          (147,068)              (118,951)
                                              ---------              ---------
Net increase (decrease) in cash and
 equivalents                                $    4,754             $  244,526
                                              =========              =========

Net cash provided by operating activities increased approximately $22,700 or 15% as of March 31, 1999 as compared to the same period in 1998. The increase in net cash provided by operating activities was driven primarily by an increase in cash and equivalents - restricted.

Net cash provided by (used in) investing activities totaled ($25,466) and $208,920 as of March 31, 1999 and 1998, respectively. The decrease in net cash provided by investing activities as of March 31, 1999 as compared to the same period in 1998 is primarily a result of not holding any investments in the three months ended March 31, 1999.

Net cash used in financing activities totaled $147,068 and $118,951 for the three months ended March 31, 1999 as compared to the same period in 1998. The increase in net cash used in financing activities was primarily due to decreased net Interest Repurchase Reserve activity.

During the three months ended March 31, 1999 the Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) cash distribution of $28,573 (1999) and a 2% (annualized) cash distribution of $58,524 (1998). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of March
31) were $402,755 and $509,628 at March 31, 1999 and 1998, respectively.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership has established an Interest Repurchase Reserve. As of March 31, 1999 the Partnership has repurchased a total of 72,529 Units for $355,080, at a price ranging from $4.00 to $6.00 per Unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, commenced a Tender Offer to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the Partnership and ORIG, LLC believe that this price is appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Unit, and is less than the book value per Unit as of the date of the Offering. The Offer stated that the Partnership will purchase the first 10,000 Units tendered and will fund its purchases and its portion of the expenses, associated with administering the Offer, from cash reserves. If more than 10,000 Units are tendered, the Partnership and ORIG, LLC may choose to acquire the additional Units on the same terms. Otherwise, tendered Units will be purchased on a pro rata basis up to 20,000. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Tender Offer.

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

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 1999 and 1998.


                           Net Income               Cash
                             (Loss)            Distributions          Return of
                           Allocated              Declared             Capital
                           ---------              --------             -------

Limited Partners:
       1999                $ (1,917)              $   28,287          $  28,287
       1998                  18,804                   57,939             39,135

General Partner:
       1999                $    (19)              $      286          $     286
       1998                     190                      585                395

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

The Partnership's principal activity is the leasing and management of a commercial business center and apartment complexes. If Sykes Health Plan Service Bureau, Inc. ("Sykes"), the tenant that occupies 100% of the business center, or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

During the three months ended March 31, 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky in Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 16% of the Partnership's total revenues as of March 31, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

All divisions of NTS, General Partner of the Partnership, are reviewing the effort necessary to prepare our information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separate for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's needed to be replaced by a windows based network system both for our headquarter functions and other locations. The real estate accounting system developed, sold and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be operational by the third quarter of 1999. Our system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

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

The cost of these advances in our systems technology is not all attributable to the Year 2000 issues since we had already identified the need to move to a network based system regardless of the Year 2000. The costs incurred through December 31, 1998 were approximately $9,000. The costs involved for 1999 will be approximately $36,000. These costs include hardware and software.

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

PART II.  OTHER INFORMATION

3.     Defaults upon Senior Securities
       -------------------------------

       None


6.     Exhibits and Reports on Form 8-K
       --------------------------------

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b) Reports on Form 8-K:

              None.

Items 1,2,4 and 5 are not applicable and have been omitted.

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


                                             NTS-PROPERTIES VII, LTD.
                                             ------------------------
                                                   (Registrant)

                                     By:     NTS-Properties Associates VII,
                                             General Partner
                                             By:   NTS Capital Corporation,
                                                   General Partner


                                                   ----------------------------
                                                   Brian F. Lavin
                                                   President and Chief Operating
                                                   Officer of NTS Capital
                                                   Corporation (acting Chief
                                                   Financial Officer)


Date:    May 14, 1999
         ------------

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


                                          NTS-PROPERTIES VII, LTD.
                                          ------------------------
                                                 (Registrant)

                                  By:     NTS-Properties Associates VII,
                                          General Partner
                                          By:   NTS Capital Corporation,
                                                General Partner


                                                /s/ Brian F. Lavin
                                                ------------------
                                                Brian F. Lavin
                                                President  and Chief Operating
                                                Officer of NTS Capital
                                                Corporation (acting Chief
                                                Financial Officer)



Date:    May 14, 1999
         ------------