Form 10-Q
period 1999-06-30
NTS PROPERTIES VII LTD/FL
filed 1999-08-13
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[x]                        QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
--------------------------------------------------------------------------------
                                       OR

[ ]                        TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
--------------------------------------------------------------------------------
Commission File Number                         0-17589
--------------------------------------------------------------------------------
                            NTS-PROPERTIES VII, LTD.
--------------------------------------------------------------------------------
                            (Exact name of registrants specified in its charter)

      Florida                                                         61-1119232
--------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


   10172 Linn Station Road
   Louisville, Kentucky                                                    40223
--------------------------------------------------------------------------------
Address of principal executive                                        (Zip Code)
offices)

Registrant's telephone number,
including area code                                               (502) 426-4800
--------------------------------------------------------------------------------
                              Not Applicable
--------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                                              YES  x   NO_______

Exhibit Index: See page 19
Total Pages: 20

                                TABLE OF CONTENTS

                                                                          Pages

                                     PART I

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of June 30, 1999 and December 31, 1998                        3

            Statements of Operations
              For the three months and six months ended
              June 30, 1999 and 1998                                           4

            Statements of Cash Flows
              For the six months ended June 30, 1999 and 1998                  5

            Notes To Financial Statements                                   6-11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18


                                     PART II

3.  Defaults upon Senior Securities                                           19
5.  Other Information                                                         19
6.  Exhibits and Reports on Form 8-K                                          19

Signatures                                                                    20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                         As of                      As of
                                      June 30, 1999           December 31, 1998*
ASSETS

Cash and equivalents                  $    430,413                  $    398,001
Cash and equivalents - restricted           50,505                       100,427
Investment securities                          --                             --
Accounts receivable                         15,380                            --
Land, buildings and amenities, net       9,781,186                    10,036,720
Other assets                               193,451                       130,828
                                       -----------                   -----------
                                      $ 10,470,935                  $ 10,665,976
                                       ===========                   ===========

LIABILITIES AND PARTNERS' EQUITY

Mortgages payable                     $  4,973,026                  $  5,088,213
Accounts payable                            48,072                        57,319
Distributions payable                       28,572                        29,078
Security deposits                           29,724                        28,401
Other liabilities                           64,908                        41,265
                                       -----------                   -----------
                                         5,144,302                     5,244,276

Partners' equity                         5,326,633                     5,421,700
                                       -----------                   -----------

                                      $ 10,470,935                  $ 10,665,976
                                       ===========                   ===========


                                       Limited        General
                                      Partners        Partner              Total
PARTNERS' EQUITY
Capital contributions, net of
 offering costs                    $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years      (2,645,666)        (26,723)     (2,672,389)
Net income - current year                21,856             221          22,077
Cash distributions declared to
 date                                (2,577,737)        (26,038)     (2,603,775)
Repurchase of limited
 partnership Units                     (355,080)           --          (355,080)
                                     ------------     ------------   -----------
Balances at June 30, 1999           $  5,379,073    $    (52,440)   $  5,326,633
                                     ============    ============    ===========

* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1999





                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                        Three Months Ended             Six Months Ended
                                                              June 30,                     June 30,
                                                    --------------------------------------------------------

                                                          1999          1998         1999          1998
                                                    --------------------------------------------------------

REVENUES:
  Rental income                                         $ 491,470    $ 493,870    $ 946,001    $ 956,060
 Interest and other income                                 10,242        6,418       12,543       13,201
                                                         ---------    ---------    ---------    ---------

                                                          501,712      500,288      958,544      969,261

EXPENSES:
Operating expenses                                        100,069      141,709      183,751      225,897
Operating expenses - affiliated                            65,018       63,949      131,953      125,162
Write-off of unamortized land
improvements and amenities                                   --         10,743         --         10,743
Interest expense                                           95,933       99,364      191,427      198,242
Management fees                                            25,803       25,792       48,786       49,992
Real estate taxes                                          27,136       25,150       54,272       50,928
Professional and administrative
 expenses                                                  27,124       19,851       48,502       31,386
Professional and administrative
 expenses - affiliated                                     15,886       21,098       35,935       43,380
Depreciation and amortization                             120,732      119,788      241,841      241,693
                                                         ---------    ---------    ---------    ---------

                                                          477,701      527,444     936,467       977,423
                                                         ---------    ---------    ---------    ---------

Net income (loss)                                       $  24,011    $ (27,156)   $  22,077    $  (8,162)
                                                         =========    ========     =========    ========

Net income (loss) allocated to the limited
partners                                                $  23,771    $ (26,884)   $  21,856    $  (8,080)
                                                         =========    ========     =========    ========

Net income (loss) per limited
partnership unit                                        $    0.04    $   (0.05)   $    0.04    $   (0.01)
                                                         =========    ========     =========    ========

Weighted average number of units                          565,736      576,483      569,603      586,433
                                                         =========    ========     ========     ========


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------


                                                       Six Months Ended
                                                           June 30,

                                         --------------------------------------

                                               1999                         1998
                                          --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           $ 22,077                 $    (8,162)
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
  Accrued interest on investment securities        --                      1,737
  Write-off of unamortized land
  improvements and amenities                       --                     10,743
    Depreciation and amortization             241,841                    241,693
    Changes in assets and liabilities
    Cash and equivalents - restricted          49,922                     (6,507)
    Accounts receivable                       (20,852)                    (2,602)
    Other assets                               (6,415)                      (480)
    Accounts payable                           (9,247)                    36,212
    Security deposits                           1,323                    (4,175)
    Other liabilities                          23,643                     50,653
                                               ------                  ---------
    Net cash provided by operating activities 302,292                    319,112
                                              -------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and
amenities                                     (37,048)                   (90,496)
Purchase of investment securities                  --                   (200,000)
Maturity of investment securities                  --                    536,392
                                              --------                 ---------



   Net cash provided by (used in)investing
     activities                               (37,048)                   245,896
                                               -------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash and equivalents - restricted                  --                    127,650
Principal payments on mortgages
payable                                      (115,182)                  (106,137)
Cash distributions                            (57,650)                  (118,950)
Repurchase of limited partnership Units       (60,000)                  (134,892)
Payment of loan costs                              --                     (5,172)
                                             --------                 ----------

   Net cash used in financing activities     (232,832)                  (237,501)
                                             --------                  ---------

   Net increase in cash and equivalents        32,412                    327,507


CASH AND EQUIVALENTS, beginning of period     398,001                    164,714
                                              --------                  --------

CASH AND EQUIVALENTS, end of period         $ 430,413                  $ 492,221
                                              ========                  ========

Interest paid on a cash basis               $ 191,428                  $ 200,145
                                              ========                  ========


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein should be read in conjunction with the Partnership's 1998 10-K as filed with the Securities Exchange Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 1999 and 1998.

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

2.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership sold no securities during the three months and six months ended June 30, 1999 or during the twelve months ended December 31, 1998. The Partnership held no securities at June 30, 1999 or at December 31, 1998.

3.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 5-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must by written down to fair value. Application of this standard during the three months ended June 30, 1999 and 1998 did not result in an impairment loss.

4.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                        June 30,    December 31,
                                                         1999            1998
                                                       -------------------------

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate
     of 7.37%, due October 15, 2012,
     secured by land and buildings.                   $ 3,932,739    $ 3,987,830

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate
     of 8.5%, due November 15, 2005,
     secured by land and buildings.                     1,040,287      1,100,383
                                                       ----------     ----------

                                                      $ 4,973,026    $ 5,088,213
                                                       ==========     ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $5,200,000.

5.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. As of June 30, 1999 the Partnership has repurchased a total of 72,529 Units for $355,080, at a price ranging from $4.00 to $6.00 per Unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

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

     Under the terms of the Offer, the Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the Offer. The Offerors exercised their right under the terms of the Offer to

     ---------------------------------------

     purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

6.   Related Party Transactions
     --------------------------

     Property management fees of $48,786 and $49,992 were paid to NTS Development Company, an affiliate of the General Partner, during the six months ended June 30, 1999 and 1998, respectively. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. The Partnership also was charged the following amounts from NTS Development Company for the six months ended June 30, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                  1999                1998
                                         ---------------------------------------
             Leasing                          $  21,221                $  17,023
             Administrative                      77,505                   55,243
             Property manager                    67,536                   95,677
             Other                                4,076                    1,568
                                               --------                 --------
                                              $ 170,338                $ 169,511
                                               ========                 ========

7.   Segment Reporting
    -----------------

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

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.





                                 Six Months Ended June 30, 1999
                         Residential             Commercial                TOTAL
Rental income             $796,874                 $149,128             $946,002
Other income                 5,444                        7                5,451
                           -------                  -------              -------

Total net revenues         802,318                  149,135              951,453
                           =======                  =======              =======

Operating expenses         294,495                   21,209              315,704
Interest expense                --                   45,717               45,717
Management fees             40,072                    8,715               48,787
Real estate taxes           45,420                    8,852               54,272
Depreciation expense       189,996                   45,804              235,800
                           -------                  -------              -------
Net income (loss)          232,335                   18,838              251,173
                           =======                   ======              =======

   -----------------------------

                                   Six Months Ended June 30, 1998
                               Residential       Commercial                TOTAL
Rental income                   $812,531           $143,529             $956,060
Other income                       2,590                 --                2,590
                                 -------            -------              -------

Total net revenues               815,121            143,529              958,650
                                 =======            =======              =======

Operating expenses               327,629             23,430              351,059
Write off of unamortized loan
 improvements and amenities       10,739                 --               10,739
Interest expense                      --             50,080               50,080
Management fees                   41,060              8,932               49,992
Real estate taxes                 41,149              9,779               50,928
Depreciation expense             190,440             45,805              236,245
                                 -------            -------              -------
Net income (loss)                204,104              5,503              209,607
                                 =======            =======              =======


                                 Three Months ended June 30, 1999

                               Residential       Commercial                TOTAL
Rental income               $    416,906       $     74,564          $   491,470
Other income                       3,143                  7                3,150
                                 -------            -------              -------

Total net revenues               420,049             74,571              494,620
                                 =======            =======              =======

Operating expenses               154,956             10,131              165,087
Interest expense                      --             22,542               22,542
Management fees                   21,330              4,474               25,804
Real estate taxes                 22,710              4,426               27,136
Depreciation expense              95,025             22,902              117,927
                                 -------             ------              -------

Net Income (Loss)                126,028             10,096              136,124
                                 =======             ======              =======

                                  Three Months Ended June 30, 1998
                                Residential      Commercial                TOTAL
Rental income                    $424,777           $69,093             $493,870
Other income                        1,731                --                1,731
                                  -------            -------             -------

Total net revenues                426,508            69,093              495,601
                                  =======            ======              =======

Operating expenses                195,216            10,442              205,658
Write off of unamortized loan
  improvements and  amenities      10,739                --               10,739
Interest expense                       --            24,504               24,504
Management fees                    21,326             4,466               25,792
Real estate taxes                  20,712             4,438               25,150
Depreciation expense               94,206            22,902              117,108
                                   ------            ------              -------

Net income (loss)                  84,309             2,341               86,650
                                   ======            ======              =======

   -----------------------------

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                       Six Months ended June 30,
                                               ---------------------------------
                                                          1999              1998

                                               ---------------------------------

NET REVENUES
Total revenues for reportable segments                $   951,453     $  958,650
Other income for partnership                               25,930         16,115
Eliminations                                              (18,839)        (5,504)
                                                       ----------       --------

Total consolidated net revenues                           958,544        969,261
                                                       ==========       ========

INTEREST EXPENSE
Interest expense for reportable segments                   45,717         50,080
Interest expense for partnership                          145,710        148,162
                                                       ----------       --------

Total interest expense                                    191,427        198,242
                                                       ==========       ========

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
reportable segments                                      235,800         236,245
Depreciation and amortization for
partnership                                               13,884          13,292
Eliminations                                              (7,843)         (7,844)
                                                       ----------       --------

Total depreciation and amortization                      241,841         241,693
                                                       ==========       ========

NET INCOME (LOSS)
Total net income (loss) for reportable
segments                                                  251,173        209,607
Net income (loss) for partnership                        (218,101)      (220,105)
Eliminations                                              (10,995)         2,336
                                                       ----------       --------

Total net income (loss)                                    22,077         (8,162)
                                                       ==========       ========


                                                     Three Months ended June 30,
                                                    ----------------------------
                                                        1999                1998
                                                    ----------------------------

NET REVENUES
Total revenues for reportable segments              $   494,620       $  495,601
Other income for partnership                             17,188            7,027
Eliminations                                            (10,096)          (2,340)
                                                     ----------        ---------

Total consolidated net revenues                         501,712          500,288
                                                     ==========        =========

INTEREST EXPENSE
Interest expense for reportable segments                 22,542           24,504
Interest expense for partnership                         73,391           74,860
                                                      ---------        ---------

Total interest expense                                   95,933           99,364
                                                      =========        =========

DEPRECIATION AND AMORTIZATION
Total depreciation and amortization for
reportable segments                                     117,927          117,108
Depreciation and amortization for
partnership                                               6,727            6,602
Eliminations                                             (3,922)          (3,922)
                                                      ---------        ---------

Total depreciation and amortization                     120,732          119,788
                                                      =========        =========

NET INCOME (LOSS)
Total net income (loss) for reportable
segments                                                136,124           86,650
Net income (loss) for partnership                      (105,939)        (115,383)
Eliminations                                             (6,174)           1,577
                                                      ---------        ---------

Total net income (loss)                                  24,011          (27,156)
                                                      =========        =========

8.     Subsequent Event
       ----------------

On July 1, 1999, Gregory A. Wells was hired as Executive Vice President by NTS Capital Corporation, General Partner of NTS-Properties Associates VII, the
General Partner of NTS-Properties VII. Mr. Wells will serve as the senior Accounting and Financial Officer of NTS Capital Corporation.

Item 2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION AND
            --------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follow.
Management's analysis should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:
                                                        1999                1998
                                              ----------------------------------
Wholly-owned Properties

The Park at the Willows                                  94%                 90%

Park Place Apartments Phase II                           88%                 84%

Property Owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership % at June 30, 1999)

Blankenbaker Business Center 1A (31%)                   100%                100%

The average occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:
                                         Three Months                 Six Months
                                        Ended June 30,            Ended June 30,
                                   1999          1998         1999          1998
                               -------------------------------------------------
Wholly-owned Properties

The Park at the Willows             95%           91%          92%           92%

Park Place Apartments Phase II      86%           85%          84%           84%

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties
Plus Ltd. (Ownership %at June 30, 1999)
Blankenbaker Business Center 1A (31%)100%        100%         100%          100%

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30, 1999 and 1998 was as follows:

                                          Three Months                Six Months
                                         Ended June 30,           Ended June 30,
                                        1999      1998         1999         1998
                                    --------------------------------------------
Wholly-owned Properties

The Park at the Willows               $89,274   $97,990     $173,413    $183,023

Park Place Apartments Phase II       $330,775  $328,518     $628,905    $632,098

Property owned in Joint Venture with
NTS-Properties IV and NTS-Properties  Plus
Ltd. (Ownership % at June 30, 1999)
Blankenbaker Business Center 1A
(31%)(1)                             $74,571   $69,093     $149,135     $143,529

---------------------------------

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months and six months ended June 30, 1999 and 1998.

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

The following is an analysis of material changes in results of operations for the periods ending June 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Operating expenses decreased approximately $41,600 or 29% and $42,100 or 19%, respectively, for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. This decrease is due primarily to decreased building repairs and landscaping at Park Place Apartments Phase II, decreased landscaping expense at the Park at the Willows, and decreased repair and maintenance costs at Blankenbaker Business Center 1A.

Professional and Administrative expenses increased approximately $7,300 or 37% and $17,100 or 55%, respectively, for the three months and six months ended June 30, 1999 as compared to the same periods in 1998. These increases are due primarily to increased legal costs, outside accounting costs and printing costs incurred for the Tender Offer.

Professional and administrative expenses - affiliated decreased approximately $5,200 or 25% and $7,400 or 17%, respectively, for the three months and six months ended June 30, 1999 as compared to the same period in 1998, primarily as a result of decreased salary costs. Professional and Administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner, on behalf of the Partnership.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,800,000.

Liquidity and Capital Resources
-------------------------------


Cash flows provided by (used in):


                                                      1999                  1998
                                              ----------------------------------

Operating activities                               $ 302,292           $ 319,112

Investing activities                                 (37,048)            245,896

Financing activities                                (232,832)          (237,501)
                                                    --------            --------

Net increase (decrease) in cash and
equivalents                                        $ 32,412            $ 327,507
                                                    ========            ========

Net cash provided by operating activities decreased approximately $16,800 or 5% for the six months ended June 30, 1999 as compared to the same period in 1998. The decrease in net cash provided by operating activities was driven primarily by negative changes in working capital accounts, offset by increase net income and a decrease in cash and equivalents - restricted.

Net cash provided by (used in) investing activities totaled ($37,048) and $245,896 for the six months ended June 30, 1999 and 1998, respectively. The decrease in net cash provided by investing activities for the six months ended June 30 as compared to the same period in 1998 is primarily a result of not holding any investments during the six months ended June 30, 1999 and to reduced capital expenditures in the six months ended June 30, 1999 as compared to the same period in 1998.

Net cash used in financing activities totaled $232,832 and $237,501 for the six months ended June 30, 1999 and 1998, respectively. The decrease in net cash used in financing activities was primarily due to a lower distribution to partners and a lesser number of partnership units repurchased in the six months ended June 30, 1999 as compared to the same period in 1998, offset by a smaller change in cash and equivalents-restricted for the six months ended June 30, 1999 as compared to the same period 1998.

During the six months ended June 30, 1999 the Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) cash distribution of $57,650 (1999) and a 1.50% (annualized, 2% in the first quarter and 1% in the second quarter) cash distribution of $87,602 (1998). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of June 30) were $430,413 and $492,221 at June 30, 1999 and 1998, respectively.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement

-------------------------------------------

Repurchase Reserve. As of June 30, 1999 the Partnership has repurchased a total of 72,529 Units for $355,080, at a price ranging from $4.00 to $6.00 per Unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Unit. The funds remaining in the Interest Repurchase Reserve at the commencement of the Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

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

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the six months ended June 30, 1999 and 1998.


                              Net Income             Cash
                               (Loss)            Distributions         Return of
                              Allocated             Declared             Capital
                            ----------------------------------------------------
   Limited Partners:
         1999                $ 21,856            $   56,008            $  34,152
         1998                  (8,080)               86,726               86,726

   General Partner:
         1999                   $ 221            $      566            $     345
         1998                     (82)                  876                  876

In an effort to continue to improve occupancy at the Partnership's residential properties, the Partnership has an on-site leasing staff, employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates

-------------------------------------------

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

During the three months ended March 31, 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky in Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 16% of the Partnership's total revenues for the six months ended June 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Year 2000
---------

All divisions of NTS, General Partner of the Partnership, are reviewing the effort necessary to prepare its information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's needed to be replaced by a windows based network system both for NTS' headquarter functions and other locations. The real estate accounting system developed, sold and supported by the Yardi Company of Santa Barbara, California has been selected to supercede PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be operational by the third quarter of 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of NTS' new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

---------------------

The cost of these advances in NTS' systems technology is not all attributable to the Year 2000 issues since we had already identified the need to move to a network based system regardless of the Year 2000. The costs incurred through December 31, 1998 were approximately $9,000. The costs involved for 1999 will be approximately $36,000. These costs include hardware and software.

NTS property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases, circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be year 2000 compliant by the third quarter of 1999.

NTS is also currently addressing the Year 2000 readiness of third parties whose business interruption could have a material negative impact on its business. All significant vendors and tenants have indicated that they will be compliant by the end of 1999. Such assurances are being evaluated and documented.

Management has determined that at its current state of readiness, the need does not presently exist for a contingency plan. NTS will continue to evaluate the need for such a plan.

Despite diligent preparation, unanticipated third-party failures, inability of NTS' tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS' results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate.

PART II.  OTHER INFORMATION

3.  Defaults upon Senior Securities

       None

5.     Other Information
       -----------------

       In anticipation of retirement, Mr. Richard Good, the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, has begun to decrease his responsibilities with the Partnership and its affiliates. In conjunction with Mr. Good's decreased responsibilities, Mr. Brian Lavin was appointed President and Chief Operating Officer of NTS Development Company and NTS Capital Corporation in February, 1999.

6.     Exhibits and Reports on Form 8-K
       --------------------------------

       (a)    Exhibits:

              Exhibit 27. Financial Data Schedule

       (b) Reports on Form 8-K:

              None.

Items 1,2 and 4 are not applicable and have been omitted.

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


                                          NTS-PROPERTIES VII, LTD.
                                          ------------------------
                                               (Registrant)

                                          By:     NTS-Properties Associates VII,
                                                  General Partner
                                                  By:   NTS Capital Corporation,
                                                        General Partner

                                                        /s/ Gregory A. Wells
                                                        --------------------
                                                        Gregory A. Wells
                                                        Executive Vice President
                                                        of     NTS       Capital
                                                        Corporation



Date:  August 13, 1999