Form 10-Q
period 1999-09-30
NTS PROPERTIES VII LTD/FL
filed 1999-11-12
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

                                   (Mark One)

[x] QUARTERLY REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

     For the quarterly period ended      September 30, 1999
                                   --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

         For the transition period from               to
                                       --------------   -----------------------

         Commission File Number                 0-17589
                                  ----------------------------------------------



                            NTS-PROPERTIES VII, LTD.
--------------------------------------------------------------------------------
              (Exact name of registrants specified in its charter)


          Florida                                        61-111923
-----------------------------                        --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)


   10172 Linn Station Road
   Louisville, Kentucky                                    40223
-----------------------------                        --------------------------
Address of principal executive                           (Zip Code)
offices

Registrant's telephone number,
including area code:                                   (502) 426-4800
                                                     --------------------------


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

                                                                YES__X__ NO_____

Exhibit Index: See page 19
Total Pages: 20

                                TABLE OF CONTENTS
                                -----------------

                                                                          Pages
                                                                          -----

                                     PART I
                                     ------

Item 1.     Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of September 30, 1999 and December 31, 1998                   3

            Statements of Operations
              For the three months and nine months ended
              September 30, 1999 and 1998                                      4

            Statements of Cash Flows
              For the nine months ended September 30, 1999 and 1998            5

            Notes To Financial Statements                                   6-11

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          12-18

Item 3. Quantitative and Qualitative Disclosures About Market Risk            18


                                     PART II
                                     -------

Item 1. Legal Proceedings                                                     19
Item 2. Changes in Securities                                                 19
Item 3. Defaults upon Senior Securities                                       19
Item 4. Submission of Matters to a Vote of Security Holders                   19
Item 5. Other Information                                                     19
Item 6. Exhibits and Reports on Form 8-K                                      19

Signatures                                                                    20

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
         --------------------

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------

                                      As of             As of
                               September 30, 1999 December 31, 1998*
                               ------------------ -----------------
ASSETS
------
Cash and equivalents                 $   456,274   $   398,001
Cash and equivalents - restricted        115,529       100,427
Investment securities                       --            --
Accounts receivable                        6,798          --
Land, buildings and amenities, net     9,757,124    10,036,720
Other assets                             123,154       130,828
                                     -----------   -----------

                                     $10,458,879   $10,665,976
                                     ===========   ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                    $ 4,914,670   $ 5,088,213
Accounts payable                          74,675        57,319
Distributions payable                     28,573        29,078
Security deposits                         30,799        28,401
Other liabilities                         91,099        41,265
                                     -----------   -----------

                                       5,139,816     5,244,276



Partners' equity                       5,319,063     5,421,700
                                     -----------   -----------

                                     $10,458,879   $10,665,976
                                     ===========   ===========

                                    Limited            General
                                    Partners           Partner        Total
                                    --------           -------        -----
PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                   $ 10,935,700    $        100    $ 10,935,800
Net income (loss) - prior years     (2,645,666)        (26,723)     (2,672,389)
Net income - current year               42,648             431          43,079
Cash distributions declared to
 date                               (2,606,024)        (26,323)     (2,632,347)
Repurchase of limited
 partnership Units                    (355,080)           --          (355,080)
                                   ------------    ------------    ------------

Balances at September 30, 1999    $  5,371,578    $    (52,515)   $  5,319,063
                                   ============    ============    ============

     * Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 31, 1999.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------


                            STATEMENTS OF OPERATIONS
                            ------------------------

                                    Three Months Ended         Nine Months Ended
                                       September 30,             September 30,
                                    ------------------         -----------------

                                       1999        1998         1999          1998
                                   ----------   ----------   ----------   -----------

REVENUES:
---------
Rental income                      $  514,892   $  494,661   $1,460,339   $1,450,721
Interest and other income               4,505        7,342       17,602       20,543
                                   ----------   ----------   ----------   ----------

                                      519,397      502,003    1,477,941    1,471,264

EXPENSES:
---------
Operating expenses                    118,014      120,998      301,766      346,890
Operating expenses - affiliated        65,684       67,113      197,637      192,275
Write-off of unamortized land
 improvements and amenities              --           --           --         10,743
Interest expense                       94,775       99,540      286,203      297,781
Management fees                        27,728       25,656       76,514       75,648
Real estate taxes                      27,136       24,875       81,407       75,803
Professional and administrative
 expenses                              31,454       15,032       79,956       46,423
Professional and administrative
 expenses - affiliated                 17,614       20,610       53,549       63,990
Depreciation and amortization         115,989      119,656      357,830      361,349
                                   ----------   ----------   ----------   ----------

                                      498,394      493,480    1,434,862    1,470,902
                                   ----------   ----------   ----------   ----------

Net income                         $   21,003   $    8,523   $   43,079   $      362
                                   ==========   ==========   ==========   ==========

Net income allocated to the
 limited partners                  $   20,793   $    8,438   $   42,648   $      358
                                   ==========   ==========   ==========   ==========

Net income per limited
 partnership Unit                  $     0.04   $     0.01   $     0.08   $     0.00
                                   ==========   ==========   ==========   ==========

Weighted average number of units      565,736      575,736      568,300      583,606
                                   ==========   ==========   ==========   ==========

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                                   Nine Months Ended
                                                     September 30,
                                       -----------------------------------------
                                              1999                  1998
                                       -------------------  --------------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                               $   43,079             $     362
Adjustments to reconcile net income
 to net cash provided by
 operating activities:
 Accrued interest on investment
  securities                                   --                   1,737
 Write-off of unamortized land
  improvements and amenities                   --                  10,743
 Depreciation and amortization              357,830               361,349
 Changes in assets and liabilities
  Cash and equivalents - restricted          44,898               (10,972)
  Accounts receivable                       (12,269)                 (735)
  Other assets                                8,651                 8,887
  Accounts payable - operating               17,356                16,512
  Security deposits                           2,398                (5,050)
  Other liabilities                          49,835                75,528
                                           ---------             ---------

 Net cash provided by operating
  activities                                511,778               458,361
                                           ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and
 amenities                                  (73,745)             (113,083)
Purchase of investment securities              --                (200,000)
Maturity of investment securities              --                 536,392
                                           ---------             ---------

 Net cash provided by (used in)
  investing                                 (73,745)              223,309
                                           ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Cash and equivalents - restricted           (60,000)              127,650
Principal payments on mortages
 payable                                   (173,543)             (159,990)
Cash distributions                          (86,222)             (148,027)
Repurchase of limited partnership Units     (60,000)             (134,892)
Payment of loan costs                             5               (12,300)
                                           ---------             ---------

 Net cash used in financing activities     (379,760)             (327,559)
                                           ---------             ---------

 Net increase in cash and equivalents        58,273               354,111


CASH AND EQUIVALENTS, beginning of
 period                                     398,001               164,714
                                           ---------             ---------

CASH AND EQUIVALENTS, end of period       $ 456,274             $ 518,825
                                           =========             =========

Interest paid on a cash basis             $ 286,203             $ 299,432
                                           =========             =========

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The financial statements included herein should be read in conjunction with the Partnership's 1998 Form 10-K as filed with the Securities Exchange Commission on March 31, 1999. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 1999 and 1998.

1.   Concentration of Credit Risk
     ----------------------------

     During the three months ended March 31, 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky in Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the Partnership's total revenues for the nine months ended September 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

2.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements with such mortgage companies, and funds reserved by the Partnership for the repurchase of limited partnership Units.

3.   Investment Securities
     ---------------------

     Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership sold no securities during the three months and nine months ended September 30, 1999 or during the twelve months ended December 31, 1998. The Partnership held no securities at September 30, 1999 or at December 31, 1998.

4.   Basis of Property and Depreciation
     ----------------------------------

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

     Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended September 30, 1999 and 1998 did not result in an impairment loss.

5.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                            September 30,          December 31,
                                                1999                  1998
                                            -------------          ------------

     Mortgage  payable to an insurance
     company, bearing interest at a fixed
     rate of 7.37%, due October 15, 2012,
     secured by land and buildings.          $ 3,905,218            $ 3,987,830

     Mortgage  payable to an insurance
     company,  bearing interest at a fixed
     rate of 8.5%, due November 15, 2005,
     secured by land and buildings.            1,009,452              1,100,383
                                              ----------             ----------

                                             $ 4,914,670            $ 5,088,213
                                              ==========             ==========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $4,862,000.

6.   Interest Repurchase Reserve
     ---------------------------

     Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of limited Partnership, the Partnership established an Interest Repurchase Reserve. As of December 7, 1998 (the commencement date of the Partnership's First Tender Offer), the Partnership has repurchased a total of 62,529 Units for $295,080, at a price ranging from $4.00 to $6.00 per Unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Units. The funds remaining in the Interest Repurchase Reserve at the commencement of the December 7, 1998 Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

7.   Tender Offers
     -------------

     On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. The First Tender Offer provided that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses, associated with administering the First Tender Offer, from cash reserves. If more than 10,000 Units were tendered, the bidders could choose to acquire the additional Units on the same terms. Otherwise, tendered Units would be purchased on a pro rata basis up to 20,000. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the First Tender Offer.

     Under the terms of the First Tender Offer, the First Tender Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the First Tender Offer. The bidders exercised their right under the terms of the First Tender Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the bidders without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

     -------------------------

     On September 2, 1999, the Partnership and ORIG, LLC, (the "bidders") commenced a second tender offer (the "Second Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the bidders believe that this price is appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Units, and is less than the book value per Unit as of the date of the Second Tender Offer. The Second Tender Offer provides that the Partnership will purchase the first 10,000 Units tendered and will fund its purchases and its portion of the expenses, associated with administering the Second Tender Offer from cash reserves. If more than 10,000 Units are tendered, ORIG, LLC will purchase up to an additional 10,000 Units. If more than 20,000 Units are tendered, the bidders may choose to acquire the additional Units on the same terms. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Second Tender Offer. The Second Tender Offer's initial expiration date was November 30, 1999. The Second Tender Offer was subsequently extended to December 15, 1999.

8.   Related Party Transactions
     --------------------------

     Property management fees of $27,728 and $25,656 for the three months ended September 30, 1999 and 1998, respectively, and $76,514 and $75,648 for the nine months ended September 30, 1999 and 1998, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $1,845 and $749 for the three months ended September 30, 1999 and 1998, respectively, and $4,295 and $1,719 for the nine months ended September 30, 1999 and 1998, respectively, as repair and maintenance fees, and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the three months and nine months ended September 30, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                          Three Months Ended               Nine Months Ended
                             September 30,                    September 30,
                         ---------------------           ---------------------

                           1999        1998               1999          1998
                         --------     --------           --------      -------
     Leasing            $  8,827     $ 11,575           $ 30,049      $ 36,098
     Administrative       36,855       26,543            114,710        81,786
     Property manager     38,666       49,089            106,202       144,766
     Other                (1,050)         517                226         1,137
                         --------     --------           --------      -------

                        $ 83,298     $ 87,724           $251,187      $263,787
                         ========     ========           ========      =======

9.   Segment Reporting
     -----------------

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

     -----------------------------

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally disaggregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

                       Nine Months Ended September 30, 1999
                      Residential   Commercial     TOTAL
                      -----------   ----------     -----
Rental income          $1,239,560   $  220,779   $1,460,339
Other income                7,068            7        7,075
                       ----------   ----------   ----------

Total net revenues      1,246,628      220,786    1,467,414
                       ==========   ==========   ==========

Operating expenses        467,653       31,750      499,403
Interest expense             --         67,612       67,612
Management fees            63,596       12,918       76,514
Real estate taxes          68,130       13,277       81,407
Depreciation expense      279,379       68,707      348,086
                       ----------   ----------   ----------

Net income (loss)      $  367,870   $   26,522   $  394,392
                       ==========   ==========   ==========

                                Nine Months Ended September 30, 1998
                               Residential   Commercial     TOTAL
                               -----------   ----------     -----
Rental income                   $1,232,628   $  218,093   $1,450,721
Other income                         6,049         --          6,049
                                ----------   ----------   ----------

Total net revenues               1,238,677      218,093    1,456,770
                                ==========   ==========   ==========

Operating expenses                 502,875       36,295      539,170
Write off of unamortized loan
improvements and amenities          10,743         --         10,743
Interest expense                      --         74,480       74,480
Management fees                     62,237       13,411       75,648
Real estate taxes                   61,586       14,217       75,803
Depreciation expense               284,944       68,707      353,651
                                ----------   ----------   ----------

Net income (loss)               $  316,292   $   10,983   $  327,275
                                ==========   ==========   ==========

                                       Three Months Ended September 30, 1999
                                Residential   Commercial   TOTAL
                                -----------   ----------   -----
Rental income                      $443,241   $ 71,651   $514,892
Other income                          1,069       --        1,069
                                   --------   --------   --------

Total net revenues                  444,310     71,651    515,961
                                   ========   ========   ========

Operating expenses                  173,157     10,541    183,698
Interest expense                       --       21,896     21,896
Management fees                      23,525      4,203     27,728
Real estate taxes                    22,710      4,426     27,136
Depreciation expense                 89,385     22,902    112,287
                                   --------   --------   --------

Net income (loss)                  $135,533   $  7,683   $143,216
                                   ========   ========   ========

                                       9

   -----------------------------

                      Three Months Ended September 30, 1998
                              Residential Commercial   TOTAL
                              ----------------------   -----
Rental income                   $420,097   $ 74,564   $494,661
Other income                       3,459       --        3,459
                                --------   --------   --------

Total net revenues               423,556     74,564    498,120
                                ========   ========   ========

Operating expenses               175,246     12,865    188,111
Write-off of unamortized loan
improvements and amenities          --         --         --
Interest expense                    --       24,401     24,401
Management fees                   21,177      4,479     25,656
Real estate taxes                 20,437      4,438     24,875
Depreciation expense              94,504     22,902    117,406
                                --------   --------   --------

Net income (loss)               $112,192   $  5,479   $117,671
                                ========   ========   ========

      A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 1999 and 1998 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                                      Nine Months Ended
                                                         September 30,
                                                   -------------------------

                                                      1999           1998
                                                   ----------     ----------
NET REVENUES
------------
Total revenues for reportable segments            $ 1,467,414    $ 1,456,770
Other income for partnership                           10,527         14,494
Eliminations                                             --             --
                                                   ----------     ----------

Total consolidated net revenues                   $ 1,477,941    $ 1,471,264
                                                   ==========     ==========
INTEREST EXPENSE
----------------
Interest expense for reportable segments          $    67,612    $    74,480
Interest expense for partnership                      218,591        223,301
                                                   ----------     ----------

Total interest expense                            $   286,203    $   297,781
                                                   ==========     ==========
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
 reportable segments                              $   348,086    $   353,651
Depreciation and amortization for
 partnership                                           21,508         19,464
Eliminations                                          (11,764)       (11,766)
                                                   -----------    -----------

Total depreciation and amortization               $   357,830    $   361,349
                                                   ===========    ===========
NET INCOME (LOSS)
-----------------
Total net income (loss) for reportable segments   $   394,392    $   327,275
Net income (loss) for partnership                    (336,554)      (327,695)
Eliminations                                          (14,759)           782
                                                   -----------    -----------

Total net income (loss)                           $    43,079    $       362
                                                   ===========    ===========

                                       10

   -----------------------------

                                            Three Months Ended
                                               September 30,
                                           ----------------------

                                              1999         1998
                                           ---------    ---------
NET REVENUES
------------
Total revenues for reportable segments     $ 515,961    $ 498,120
Other income for partnership                   3,436        3,883
Eliminations                                    --           --
                                           ---------    ---------

Total consolidated net revenues            $ 519,397    $ 502,003
                                           =========    =========

INTEREST EXPENSE
----------------
Interest expense for reportable segments   $  21,896    $  24,401
Interest expense for partnership              72,879       75,139
                                           ---------    ---------

Total interest expense                     $  94,775    $  99,540
                                           =========    =========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
 reportable segments                       $ 112,287    $ 117,406
Depreciation and amortization for
 partnership                                   7,624        6,172
Eliminations                                  (3,922)      (3,922)
                                           ---------    ---------

Total depreciation and amortization        $ 115,989    $ 119,656
                                           =========    =========

NET INCOME (LOSS)
-----------------
Total net income (loss) for reportable
 segments                                  $ 143,216    $ 117,671
Net income (loss) for partnership           (118,453)    (107,590)
Eliminations                                  (3,760)      (1,558)
                                           ---------    ---------

Total net income (loss)                    $  21,003    $   8,523
                                           =========    =========

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks also follow. MD&A should be read in conjunction with the financial statements in Item 1 and the cautionary statements below.

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:
                                                1999                 1998
                                               ------               ------
Wholly-owned Properties
-----------------------

The Park at the Willows                          90%                  88%

Park Place Apartments Phase II                   92%                  86%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus Ltd.
------------------------------------------
(Ownership % at September 30, 1999)
-----------------------------------

Blankenbaker Business Center 1A (31%)           100%                 100%

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:

                                       Three Months             Nine Months
                                          Ended                    Ended
                                       September 30,           September 30,
                                   ---------------------    --------------------
                                     1999         1998        1999        1998
                                   --------     --------    --------    --------
     Wholly-owned Properties
     -----------------------

     The Park at the Willows          89%          90%         91%          91%

     Park Place Apartments Phase II   91%          85%         86%          84%

     Property owned in Joint Venture
     -------------------------------
     with NTS-Properties IV and NTS-
     -------------------------------
     Properties Plus, LTD. (Ownership
     --------------------------------
     % at September 30, 1999)
     ------------------------

     Blankenbaker Business Center 1A
     (31%)                           100%         100%        100%         100%

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30, 1999 and 1998 was as follows:

                                         Three Months Ended    Nine Months Ended
                                            September 30,        September 30,
                                           1999       1998      1999      1998
                                         --------   --------  --------  --------
 Wholly-owned Properties
 -----------------------

 The Park at the Willows                 $ 83,292   $ 93,809  $256,704  $276,832

 Park Place Apartments Phase II          $361,019   $329,747  $989,924  $961,845

 Property owned in Joint Venture
 --------------------------------
 with NTS-Properties IV and
 --------------------------
 NTS-Properties Plus Ltd.
 -------------------------
 (Ownership % at September 30,
 -----------------------------
 1999)
 -----
 Blankenbaker Business Center 1A(31%)(1) $ 71,651   $74,564   $220,786  $218,093

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during the three months and nine months ended September 30, 1999 and 1998.

---------------------------------

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

The following is an analysis of material changes in results of operations for the periods ending September 30, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Operating expenses decreased approximately $3,000 or 2.5% and $45,000 or 13%, respectively, for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. This decrease is due primarily to decreased building repairs and landscaping at Park Place Apartments Phase II, decreased exterior repairs at the Park at the Willows, and decreased repair and maintenance costs at Blankenbaker Business Center 1A.

The write-off of unamortized land improvements and amenities of $10,743 for the nine months ended September 30, 1998 is the result of the retirement of assets that were not fully depreciated. The retirements were the result of signage and deck replacements at Park Place Apartments Phase II.

Interest expense decreased approximately $4,800 or 5% and $11,600 or 4%, respectively, for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. These decreases are the result of decreased note payable balances due to monthly principal payments.

Professional and administrative expenses increased approximately $16,500 or 109% and $33,500 or 72%, respectively, for the three months and nine months ended September 30, 1999 as compared to the same periods in 1998. These increases are due primarily to increased legal costs, outside accounting costs and printing costs incurred for the Tender Offers.

Professional and administrative expenses - affiliated decreased approximately $3,000 or 14.5% and $10,500 or 16%, respectively, for the three months and nine months ended September 30, 1999 as compared to the same period in 1998, primarily as a result of decreased salary costs in the Finance and Accounting Departments due to temporary vacancies in several positions. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner, on behalf of the Partnership.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10 - 30 years for land improvements, 30 years for buildings, 5 - 30 years for building improvements and 5 - 30 years for amenities. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,800,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):

                                             1999                   1998
                                          ----------             ----------

Operating activities                     $  511,778             $  458,361

Investing activities                        (73,745)               223,309

Financing activities                       (379,760)              (327,559)
                                          ----------             ----------

Net increase in cash and equivalents     $   58,273             $  354,111
                                          ==========             ==========


Net cash provided by operating activities increased approximately $54,000 or 12% for the nine months ended September 30, 1999 as compared to the same period in 1998. The increase in net cash provided by operating activities was driven primarily by increased net income in 1999 as compared to 1998.

Net cash provided by (used in) investing activities totaled $(73,745) and $223,309 for the nine months ended September 30, 1999 and 1998, respectively. The decrease in net cash provided by investing activities for the nine months ended September 30, 1999 as compared to the same period in 1998 is primarily a result of having no investment security transactions during the nine months ended September 30, 1999, offset slightly by reduced capital expenditures in the nine months ended September 30, 1999 as compared to the same period in 1998.

Net cash used in financing activities totaled $379,760 and $327,559 for the nine months ended September 30, 1999 and 1998, respectively. The increase in net cash used in financing activities was primarily due to slightly higher principal pay-downs on debt and an increase in cash and equivalents - restricted for the nine months ended September 30, 1999 as compared to the same period in 1998, offset by a lower distribution to partners and a lesser number of partnership units repurchased in the nine months ended September 30, 1999 as compared to the same period in 1998.

During the nine months ended September 30, 1999 the Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) cash distribution of $85,720 (1999) and a 1.30% (annualized, 2% in the first quarter and 1% in the second and third quarters) cash distribution of $116,680 (1998). The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve. As of December 7, 1998 (the commencement date of the Partnership's first tender offer), the Partnership has repurchased a total of 62,529 Units for $295,080, at a price ranging from $4.00 to $6.00 per Unit. The Interest Repurchase Reserve was funded from cash reserves. The above offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market or liquidation value of the Units. The funds remaining in the Interest Repurchase Reserve at the commencement of the December 7, 1998 tender offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

-----------------------------------------------------------

On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. The First Tender Offer provided that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses, associated with administering the First Tender Offer, from cash reserves. If more than 10,000 Units were tendered, the bidders could choose to acquire the additional Units on the same terms. Otherwise, tendered Units would be purchased on a pro rata basis up to 20,000. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the First Tender Offer.

Under the terms of the First Tender Offer, the First Tender Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the First Tender Offer. The bidders exercised their right under the terms of the First Tender Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the bidders without proration.
The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

On September 2, 1999, the Partnership and ORIG, LLC, (the "bidders") commenced a second tender offer (the "Second Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the bidders believe that this price is appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Units, and is less than the book value per Unit as of the date of the Second Tender Offer. The Second Tender Offer provides that the Partnership will purchase the first 10,000 Units tendered and will fund its purchases and its portion of the expenses, associated with administering the Second Tender Offer from cash reserves. If more than 10,000 Units are tendered, ORIG, LLC will purchase up to an additional 10,000 Units. If more than 20,000 Units are tendered, the bidders may choose to acquire the additional Units on the same terms. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Second Tender Offer. The Second Tender Offer's initial expiration date was November 30, 1999. The Second Tender Offer was subsequently extended to December 15, 1999.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the nine months ended September 30, 1999 and 1998.

                                                   Cash
                                 Net Income    Distributions      Return of
                                 Allocated        Declared         Capital
                                 ---------        --------         -------
            Limited Partners:
                   1999          $ 42,648        $  84,861        $  42,213
                   1998               358          115,513          115,155

            General Partner:
                   1999          $    431        $     857        $     426
                   1998                 4            1,167            1,163

-----------------------------------------------------------

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

During the three months ended March 31, 1999, SHPS, Inc., formerly known as Sykes Health Plan Services, Inc., announced its intentions to consolidate its operations and to build its corporate headquarters in Jefferson County, Kentucky. One of SHPS, Inc's operations, Sykes, is already based in Louisville, Kentucky in Blankenbaker Business Center 1A. Due to the expansion of SHPS, Inc's headquarters, it is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 15% of the Partnership's total revenues for the nine months ended September 30, 1999. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact Sykes is under lease until July 2005 and no official notice of termination has been received.

Year 2000
---------

All divisions of NTS Corporation, including NTS-Properties Associates, the General Partner of the Partnership, are reviewing the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions have been addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software developments during the decade of the 1990's.

The PILOT software system, purchased in the early 1990's, is being replaced by a Windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California will replace PILOT. The Yardi system has been tested and is compatible with Year 2000 and beyond. This system is being implemented with the help of third party consultants and should be fully operational by the fourth quarter of 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998 and is Year 2000 compliant.

The few remaining systems not addressed by these conversions are being modified by NTS' in-house staff of programmers. The Hewlett Packard 3000 system, used for PILOT and custom applications, was purchased in 1997 and will be part of the new network. It will be retained as long as necessary to assure smooth operations and has been upgraded to meet Year 2000 requirements.

All risks identified with information technology are believed to be addressed by these plans.

---------------------

The costs of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved will be approximately $36,000 during 1999. Costs incurred through December 31, 1998 were approximately $9,000. These costs include primarily purchase, lease and maintenance of hardware and software.

NTS' property management staff has been surveying its vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. In a few cases, equipment is being replaced. In some cases circuitry is being upgraded. The cost involved is still being evaluated. There are no known significant risks that are currently without solutions. Management anticipates that applications involving ET will be Year 2000 compliant by the fourth quarter of 1999.

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

Despite diligent preparation, unanticipated third-party failures, inability of NTS tenants to pay rent when due, more general public infrastructure failures or failure to successfully conclude NTS' remediation efforts as planned could have a material adverse impact on NTS results of operations, financial conditions and/or cash flows in 1999 and beyond.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At September 30, 1998, a hypothetical 100 basis point increase in interest rates would result in approximately $182,000 increase in the fair value of debt.

PART II.  OTHER INFORMATION

Item 3.           Defaults upon Senior Securities
                  -------------------------------

                  None

Item 5.           Other Information
                  -----------------

                  Mr. Richard L. Good, who was the Vice Chairman and former President of NTS Capital Corporation and NTS Development Company, retired effective September 3, 1999.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

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


                                       NTS-PROPERTIES VII, LTD.
                                       ------------------------
                                           (Registrant)

                                       By:      NTS-Properties Associates VII,
                                                General Partner
                                                By:     NTS Capital Corporation,
                                                        General Partner

                                                        /s/ Gregory A. Wells
                                                        --------------------
                                                        Gregory A. Wells
                                                        Senior Vice President of
                                                        NTS Capital Corporation




Date: November 12, 1999