Form 10-K
period 1999-12-31
NTS PROPERTIES VII LTD/FL
filed 2000-03-29
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

    (Mark One)
 X               ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
----             EXCHANGE ACT OF 1934

                 For the fiscal year ended    December 31, 1999
                                              ----------------------------------

                                       OR

                 TRANSITION  REPORT  PURSUANT TO  SECTION  13 OR  15(d)  OF  THE
----             SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from               to
                                                -------------    ---------------
                 Commission file number                 0-17589
                                          --------------------------------------

                             NTS-PROPERTIES VII, LTD
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Florida                                    61-1119232
-------------------------------                    -----------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)


    10172 Linn Station Road

    Louisville, Kentucky                                40223
-------------------------------                    ---------------
(Address of principal executive                      (Zip Code)
offices)

Registrant's telephone number, including area code:       (502) 426-4800
                                                        -------------------

Securities registered pursuant to Section 12(b) of the Act:       None

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
--------------------------------------------------------------------------------
                                (Title of Class)

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

Exhibit Index: See Page 38

Total Pages: 41

                                TABLE OF CONTENTS
                                                                           Pages
                                                                           -----

                                     PART I

Items 1 and 2.             Business and Properties                           3-9

Item 3.                    Legal Proceedings                                   9

Item 4.                    Submission of Matters to a Vote
                            of Security Holders                                9


                                     PART II

Item 5.                    Market for the Registrant's Limited Partnership
                            Interests and Related Partner Matters             10

Item 6.                    Selected Financial Data                            11

Item 7.                    Management's Discussion and Analysis
                            of Financial Condition and Results
                            of Operations                                  12-18

Item 7A.                   Quantitative and Qualitative Disclosures
                            About Market Risk                                 18

Item 8.                    Financial Statements and Supplementary
                            Data                                           19-34

Item 9.                    Changes in and Disagreements with
                            Accountants on Accounting and
                            Financial Disclosure                              35


                                    PART III

Item 10.                   Directors and Executive Officers of
                            the Registrant                                    36

Item 11.                   Management Remuneration and Transactions           36

Item 12.                   Security Ownership of Certain Beneficial
                            Owners and Management                             37

Item 13.                   Certain Relationships and Related Transactions     37


                                     PART IV


Item 14.                   Exhibits, Financial Statement Schedules
                            and Reports on Form 8-K                        38-40


Signatures                                                                    41

                                     PART I

Items 1. and 2.  Business and Properties
                 -----------------------

Development of Business
-----------------------

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The General Partner is NTS-Properties Associates VII, a Kentucky limited partnership. As of December 31, 1999 the Partnership owned the following properties:

         - The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by the Partnership.

         - Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by the Partnership.

         - A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky,acquired complete by the joint venture between the Partnership and NTS-Properties Plus Ltd., an affiliate of the General Partner of the Partnership. The Joint Venture Agreement was amended to admit NTS-Properties IV., Ltd., an affiliate of the General Partner of the Partnership,("NTS-Properties IV") during 1994. The Partnership's percentage interest in the joint venture was 31% at December 31, 1999.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

As of December 31, 1999, the Partnership's properties were encumbered by the mortgages as shown in the table below:

                         Interest            Maturity              Balance
Property                   Rate                Date              at 12/31/99
--------                   ----                ----              -----------

Park Place Apartments      7.37%            10/15/12 (1)         $3,876,398

Blankenbaker Business      8.50%            11/15/05 (2)         $  977,957 (3)

(1) Monthly principal payments are based upon a 19-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization will be $1,410,930.

(2) Current monthly principal payments are based upon an 11-year amortization schedule.At maturity,the mortgage will have been repaid based on the current rate of amortization.

(3) This amount represents the Partnership's proportionate interest in the mortgage payable at December 31,1999.The outstanding balance of the mortgage at December 31, 1999 was $3,121,473.

The Park at the Willows is not encumbered by any outstanding mortgages at December 31, 1999.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments and commercial real estate. See Note 11 in Item 8 for information regarding the Partnership's operating segments.

Narrative Description of Business
---------------------------------

General
-------

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

Description of Real Property
----------------------------

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

Monthly rental rates at The Park at the Willows start at $569 for studio apartments, $679 for deluxe units and $739 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 81% (1999), 77% (1998), 96% (1997), 83% (1996) and 96% (1995). See item
7 for average occupancy information.

Park Place Apartments Phase II
------------------------------

Units at Park Place Apartments Phase II include one-bedroom and two-bedroom apartments and two-bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with icemakers, garbage disposals and microwave ovens. Each unit has either a washer/dryer hook-up or access to coin-operated washers and dryers. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I of the Park Place development which were developed and constructed by NTS-Properties VI, an affiliate of the General Partner and with Phase III which is currently being constructed by NTS-Properties VI. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase II start at $769 for one-bedroom apartments, $1,009 for two-bedroom apartments and $1,159 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 86% (1999), 85%
(1998),  92% (1997), 90% (1996) and 91% (1995). See item 7 for average occupancy information.

Blankenbaker Business Center 1A
-------------------------------

Sykes HealthPlan Service Bureau, Inc. ("SHPS, Inc.") has leased 100% of Blankenbaker Business Center 1A. The annual base rent, which does not include the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires in July 2005. Sykes HealthPlan Service Bureau, Inc. is a
professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 1999, 1998, 1997, 1996 and 1995 was 100%. See item 7 for average occupancy information.

The following table contains approximate data concerning the lease in effect on December 31, 1999:

                       Year of      Sq. Ft. of % of Net    Current Annual Rental
      Name            Expiration      Rentable Area            per Square Foot
      ----            ----------      -------------            ---------------
Sykes HealthPlan
Service Bureau, Inc.     2005            100,640                    $7.48

(1)  Rentable area includes ground floor and mezzanine square feet.

It has previously been reported that SHPS, Inc. intended to consolidate its operations and build its corporate headquarters in Jefferson County, Kentucky. SHPS, Inc. occupies 100% of Blankenbaker Business Center 1A. The Partnership believes that SHPS, Inc. no longer intends to build a corporate headquarters. As of December 31, 1999, it is the Partnership's understanding that SHPS, Inc., intends to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005.

Additional operating data regarding the Partnership's properties is furnished in the following table.

                                    Federal           Realty           Annual
                                   Tax Basis         Tax Rate       Realty Taxes
                                   ---------         --------       ------------
Wholly-Owned Properties
-----------------------

The Park at the Willows          $ 2,547,669        $  .010910     $    16,893

Park Place Apartments
Phase II                         $ 9,442,391        $  .009845     $    72,592

Property Owned in Joint
-----------------------
Venture with NTS-Properties IV
------------------------------
and NTS-Properties Plus Ltd.
----------------------------
Blankenbaker Business
Center 1A                        $ 7,356,545        $  .010710    $    55,850


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

Investment in Joint Ventures
----------------------------

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

----------------------------------------

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

(c) the vote or consent of each of the Partners to dissolve the Partnership;
    or

(d) December 31, 2030.

In 1990 when the Joint Venture was originally formed, the Partnership contributed $450,000 which was used for additional tenant improvements to the business center and made a capital contribution to the Joint Venture of $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 1999 was $3,121,473. The mortgage is recorded as a liability of the Joint Venture. The Partnership's proportionate interest in the mortgage at December 31, 1999 was $977,957. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

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

On August 16, 1994, NTS-Properties VII, Ltd. contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the Joint Venture. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Sykes. NTS-Properties VII, Ltd. was not in a position to contribute all of the capital required for the project, nor was NTS-Properties Plus Ltd. in a position to contribute additional capital. NTS-Properties IV was willing to participate in the Joint Venture and to contribute, together with NTS-Properties VII, Ltd., the capital necessary with respect to the project. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the Joint Venture and to the capital contributions by NTS-Properties IV and NTS-Properties VII, Ltd. with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the Joint Venture were calculated with the admission of NTS-Properties IV. With this expansion, Sykes occupied 100% of the business center. No future contributions are anticipated as of December 31, 1999.

In order to calculate the revised joint venture percentage interests, the assets of the Joint Venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the Joint Venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the Joint Venture's assets and the value at which they were carried on the books of the Joint Venture was allocated to the Partnership and NTS-Properties Plus Ltd. in determining each Joint Venture partners' percentage interest.

----------------------------------------

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

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests. The Partnership's ownership share was 31% at December 31, 1999.

Competition
-----------

The Partnership's residential properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and services provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 1999, properties under construction in the respective vicinities in which the properties are located are as follows: In the vicinity near Park Place Apartments Phase II, there are 320 apartment units currently under construction which are scheduled to be completed during the fourth quarter of 2000. In the vicinity near The Park at the Willows, there is one new apartment complex under construction which is scheduled to be completed by the fourth quarter of 2000. The number of units in this complex is unknown at this time. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of NTS-Properties Associates VII, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VII. Under the agreement, the Property Manager establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, the Property Manager received a total of $102,650 for the year ended December 31, 1999. $16,869 was received from the Partnership's commercial property and $85,781 was received from residential properties. The fee is equal to 6% of gross revenues from commercial properties and 5% of gross revenues from residential properties.

------------------------------------

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

The term of the Management Agreement between NTS Development Company and the Partnership was for an initial term of five years, and thereafter for succeeding one-year periods, unless canceled. The Agreement is subject to cancellation by either party upon sixty days written notice. As of December 31, 1999, the Management Agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

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

Governmental Contracts and Regulations
--------------------------------------

No portion of the Partnership's business is subject to renegotiation of profits or termination of contracts or sub-contracts at the election of the United States Government.

Item 3.  Legal Proceedings
         -----------------

None.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

                                     PART II

Item 5.     Market  for  the  Registrant's  Limited  Partnership  Interests  and
            --------------------------------------------------------------------
            Partner Matters
            ---------------

There is no established trading market for the limited partnership interests. The Partnership had 1,109 limited partners as of February 29, 2000. Cash distributions and allocations of net income (loss) are made as described in Note 1C to the Partnership's 1999 financial statements.

Annual distributions totaling $.20, $.25 and $.40 per limited partnership Unit were paid during the years ended December 31, 1999, 1998 and 1997, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:

                        1999                 1998                 1997
                        ----                 ----                 ----
First quarter          $ .05                $ .10                $ .10
Second quarter           .05                  .05                  .10
Third quarter            .05                  .05                  .10
Fourth quarter           .05                  .05                  .10
                        ----                 ----                 ----

                       $ .20                $ .25                $ .40
                        ====                 ====                 ====

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1999, 1998 and 1997.

                        Net Income               Cash
                         (Loss)              Distributions           Return of
                        Allocated              Declared               Capital
                        ---------              --------               -------

Limited Partners:
       1999            $   76,127           $   112,646              $  36,519
       1998               (30,191)              144,299                144,299
       1997                63,842               239,288                175,446

General Partner:
       1999            $      769           $     1,138              $     369
       1998                  (305)                1,458                  1,458
       1997                   645                 2,417                  1,772

Item 6.  Selected Financial Data
         -----------------------
For the years ended December 31, 1999, 1998, 1997, 1996 and 1995.
                                                     1999            1998            1997            1996            1995
                                                 ------------    ------------    ------------    ------------    ------------
Total revenues                                   $  1,960,824    $  1,951,937    $  2,093,752    $  2,041,762    $  1,972,169
Total expenses                                     (1,883,928)     (1,982,433)     (2,001,481)     (2,168,650)     (2,077,195)
                                                 ------------    ------------    ------------    ------------    ------------
Income (loss) before
 extraordinary item                                    76,896         (30,496)         92,271        (126,888)       (105,026)

Extraordinary item (1)                                   --              --           (27,784)           --              --
                                                 ------------    ------------    ------------    ------------    ------------

Net income (loss)                                $     76,896    $    (30,496)   $     64,487    $   (126,888)   $   (105,026)
                                                 ============    ============    ============    ============    ============

Net income(loss)
 allocated to:
  General Partner                                $        769    $       (305)   $        645    $     (1,269)   $     (1,050)
  Limited partners                               $     76,127    $    (30,191)   $     63,842    $   (125,619)   $   (103,976)
Net income (loss) per
 limited partnership Unit                        $        .13    $       (.05)   $        .11    $       (.20)   $       (.16)

Weighted average number
 of limited partnership
 Units                                                567,325         581,622         598,526         615,384         638,265
Cumulative net loss
 allocated to:
  General Partner                                $    (25,954)   $    (26,723)   $    (26,418)   $    (27,063)   $    (25,794)
  Limited partners                               $ (2,569,539)   $ (2,645,666)   $ (2,615,475)   $ (2,679,317)   $ (2,553,698)
Cumulative taxable income
 (loss) allocated to:
  General Partner                                $     26,100    $     23,511    $     21,995    $     17,371    $     14,381
  Limited partners                               $ (2,809,106)   $ (2,915,767)   $ (2,941,772)   $ (3,059,753)   $ (2,965,106)

Distributions declared:
 General Partner                                 $      1,138    $      1,458    $      2,417    $      2,471    $      2,579
 Limited partners                                $    112,646    $    144,299    $    239,288    $    244,707    $    255,306
Cumulative distributions
 declared:
  General Partner                                $     26,605    $     25,467    $     24,009    $     21,592    $     19,121
  Limited partners                               $  2,633,810    $  2,521,164    $  2,376,865    $  2,137,577    $  1,892,870
At year end:
 Cash and equivalents                            $    400,262    $    398,001    $    164,714    $    278,620    $    249,559
 Investment securities                           $       --      $       --      $    338,129    $       --      $    103,908
 Land, buildings and
  amenities, net                                 $  9,688,537    $ 10,036,720    $ 10,361,786    $ 10,878,976    $ 11,405,597
Total assets                                     $ 10,267,643    $ 10,665,976    $ 11,179,145    $ 11,474,499    $ 12,108,948
Mortgages and notes
 payable                                         $  4,854,355    $  5,088,213    $  5,303,947    $  5,358,215    $  5,509,479

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

1) See Note 7 in Item 8 for information regarding the extraordinary item.

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

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties as of December 31 were as follows:

                                  Percentage
                                 Ownership at
                                   12/31/99      1999(1)       1998       1997
                                   --------      ----          ----       ----
Wholly-owned Properties
-----------------------

The Park at the Willows              100%         81%           77%        96%

Park Place Apartments Phase II       100%         86%           85%        92%

Property owned in Joint Venture
-------------------------------
with NTS-Properties IV and
--------------------------
NTS-Properties Plus Ltd.
------------------------

Blankenbaker Business Center 1A      31%         100%          100%       100%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

The average occupancy levels at the Partnership properties as of December 31 were as follows:

                                  Percentage
                                 Ownership at
                                  12/31/99       1999         1998        1997
                                  --------       ----         ----        ----
Wholly-owned Properties
-----------------------

The Park at the Willows             100%          90%          89%         91%

Park Place Apartments Phase II      100%          87%          85%         92%

Property owned in Joint Venture
-------------------------------
with NTS-Properties IV and
--------------------------
NTS-Properties Plus Ltd.
------------------------

Blankenbaker Business Center 1A     31%          100%         100%        100%

Rental and Other Income
-----------------------

Rental and other income generated by the Partnership's properties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                              Percentage
                              Ownership
                              at 12/31/99      1999        1998          1997
                              -----------      ----        ----          ----
Wholly-owned Properties
-----------------------

The Park at the Willows         100%       $  337,595   $  361,529    $  345,490

Park Place Apartments
Phase II                        100%       $1,320,563   $1,274,745    $1,437,348

Property owned in Joint
-----------------------
Venture with NTS-
-----------------
Properties IV and NTS-
----------------------
Properties Plus Ltd.
--------------------

Blankenbaker Business
Center 1A (1)                    31%       $  286,612   $  292,734    $  293,939

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31% during 1999, 1998 and 1997.

The following is an analysis of material changes in results of operations for the periods ending December 31, 1999, 1998 and 1997. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Rental income increased approximately $13,500 or 1% from 1998 to 1999. The increase was driven by increased average occupancy levels at The Park at the Willows and Park Place Apartments Phase II and by increased income from the rental of fully furnished units at Park Place Apartments Phase II. Fully furnished units are apartments which rent at an additional premium above base rent.

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

Operating expenses decreased approximately $89,000 or 19% from 1998 to 1999 primarily as a result of decreased operating expenses at Park Place Apartments Phase II and Blankenbaker Business Center 1A. The decrease in operating expenses at Park Place Apartments Phase II is due to decreased building repair and maintenance costs (hot water heaters), decreased cable expense and decreased landscaping costs. The decrease in operating expenses at Blankenbaker Business Center 1A is due to decreased parking lot repairs. The decrease is partially offset by increased replacement costs (floor covering), exterior painting and parking lot repairs at Park Place Apartments Phase II.

Operating expenses - affiliated increased approximately $12,200 or 5% from 1998 to 1999 and approximately $24,000 or 10% from 1997 to 1998. The increases were due primarily to increased property management payroll costs (due to changes in staff) and to increased overhead costs. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

-----------------------------------

The 1998 write-off of unamortized building and land improvement costs can be attributed to Park Place Apartments Phase II. The write-off is the result of property renovations. The write-off represents the cost of unamortized assets which were replaced as a result of the renovations.

Interest expense decreased approximately $17,000 or 4% from 1998 to 1999 as a result of the Partnership's decreasing debt level as a result of principal payments made.

Interest expense decreased approximately $40,000 or 9% in 1998 due primarily to a lower interest rate on the new debt obligation obtained October 1997 (7.37% versus 8.375%) and a result of the Partnership's decreasing debt level as a result of principal payments made.

Management fees are calculated as a percentage of cash collections; however, revenue for reporting purposes is on the accrual basis. As a result, the fluctuations of revenues between years will differ from the fluctuations of management fee expense.

Real estate taxes increased approximately $9,000 or 9% in 1998 as a result of an increased Park Place Apartments Phase II tax assessment.

Professional and administrative expenses increased approximately $16,500 or 21% in 1999 and approximately $19,000 or 32% in 1998 as a result of costs incurred in connection with the Tender Offers (See discussion below).

Professional and administrative expenses - affiliated decreased approximately $9,400 or 11% in 1999 primarily as a result of decreased salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense decreased approximately $32,900 or 6% in 1998 as a result of a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 30 years for buildings, 5-30 years for building improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties, based upon the Partnership's ownership percentage, for Federal tax purposes as of December 31, 1999 is approximately $13,920,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements were funded by cash flow from operations. Cash flows used in investing activities are also for the purchase of investment securities. As part of its cash management activities, the Partnership has periodically purchased Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, payment of loan costs and repurchases of limited partnership Units. Cash flows used in financing activities also include cash which has been reserved by the Partnership for the repurchase of limited partnership Units through the Interest Repurchase Program or the Tender Offer (1998 and 1999). Cash flows provided by financing activities represent an increase in a mortgage payable. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 1999.

-------------------------------------------------------------

Cash flows provided by (used in):

                               1999                 1998                1997
                               ----                 ----                ----
Operating activities        $ 618,744            $ 474,667           $ 599,924
Investing activities         (119,767)             170,998            (344,790)
Financing activities         (496,716)            (412,378)           (369,040)
                             ---------            ---------           ---------

Net increase (decrease)
 in cash and equivalents    $   2,261            $ 233,287           $(113,906)
                             =========            =========           =========


Net cash provided by operating activities increased approximately $144,000 or 30% in 1999. The increase in net cash provided by operating activities was driven primarily by an increase in net income.

Net cash provided by operating activities decreased approximately $125,000 or 21% in 1998. The decrease in net cash provided by operating activities was driven primarily by a decrease in net income.

The decrease in net cash provided by investing activities in 1999 was the result of the maturity of investment securities in 1998 exceeding the purchase of investment securities partially offset by decreased capital expenditures in 1999. The increase in net cash provided by investing activities in 1998 was primarily the result of a decrease in investment purchases partially offset by increased capital expenditures.

The increase in net cash used in financing activities in 1999 was primarily due to the repurchase of the Partnership's limited partnership Units and increased net payments on mortgages partially offset by the decreased cash distributions in 1999 compared to 1998. The increase in net cash used in financing activities in 1998 was primarily due to increased net payments on mortgages partially offset by decreased cash distributions and loan costs paid in 1998 compared to 1997 and decreased net Interest Repurchase Reserve activity.

During the year ended December 31, 1999, the Partnership used cash flow from operations and cash on hand to make a 1% (annualized) distribution of $113,784. During the years ended December 31, 1998 and 1997, the Partnership used cash flow from operations and cash on hand to make a 1.25% (1998) and 2% (1997) (annualized) distribution of $145,757 and $241,705, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were  $400,262,  $398,001 and $502,843 at December 31, 1999,  1998 and 1997,
respectively.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Phase II apartments (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months.

The Partnership had no other material commitments for renovation or capital expenditures at December 31, 1999.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership funded $7,242, $38,918 and $121,270, respectively, to the reserve. Through December 31, 1998, the Partnership had repurchased a total of 62,529 Units for $295,080 at a price ranging from $4.00 to $6.00 per Unit. The Offering price per Unit was established by the General Partner in its sole discretion and

-----------------------------------------------------------

does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the first Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. The First Tender Offer stated that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. If more than 10,000 Units were tendered, ORIG, LLC would purchase up to an additional 10,000 Units. If more than 20,000 Units were tendered, the Partnership and ORIG, LLC could choose to acquire the additional Units on the same terms. Otherwise, tendered Units would be purchased on a pro rata basis up to 20,000. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the First Tender Offer.

Under the terms of the First Tender Offer, the First Tender Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the First Tender Offer. The bidders exercised their right under the terms of the First Tender Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the bidders, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

On September 2, 1999, the Partnership and ORIG, LLC, (the "bidders") commenced a second tender offer (the "Second Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the bidders believed that this price was appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Units, and was less than the book value per Unit as of the date of the Second Tender Offer. The Second Tender Offer provided that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses, associated with administering the Second Tender Offer from cash reserves. If more than 10,000 Units were tendered, ORIG, LLC would purchase up to an additional 10,000 Units. If more that 20,000 Units were tendered, the bidders could choose to acquire the additional Units on the same terms. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII did not participate in the Second Tender Offer. The Second Tender Offer's initial expiration date was November 30, 1999, but was extended to December 15, 1999.

Under the terms of the Second Tender Offer, the Second Tender Offer expired on December 15, 1999. As of that date, a total of 41,652 Units were tendered pursuant to the Second Tender Offer. The bidders exercised their right under the terms of the Second Tender Offer to purchase more than 20,000 Units and all 41,652 Units tendered were accepted by the bidders, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 31,652 Units.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 1999, 1998 and 1997.

                      Net Income                Cash
                        (Loss)              Distributions          Return of
                       Allocated              Declared              Capital

Limited Partners:
      1999              76,127               112,646                36,519
      1998             (30,191)              144,299               144,299
      1997              63,842               239,288               175,446

General Partner:
       1999                769                 1,138                   369
       1998               (305)                1,458                 1,458
       1997                645                 2,417                 1,772

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

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties Associates VII, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advance management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a windows based network system both for NTS' headquarter functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT.

The Yardi system is fully implemented and operational as of December 31, 1999. NTS' system for multi-family apartment locations was converted to GEAC's Power Site System earlier in 1998. There have been no Year 2000 related problems with either system.

The cost of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the of the costs involved were approximately $9,000 in 1998 and approximately $36,000 in 1999. These costs include primarily the purchase, lease and maintenance of hardware and software.

At the date of this filing the Partnership did not experience any significant operating issues relative to the Year 2000 issue. Despite diligent preparation, unanticipated third-party failures, inability of our tenants to pay rent when due, more general public infrastructure failures or failure of our remediation efforts as planned could have a material adverse impact on our results of operations, financial conditions and/or cash flows in 2000 and beyond.

Cautionary Statements
---------------------

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

---------------------------------

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is to changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At December 31, 1999, a hypothetical 100 basis point increase in interest rates would result in an approximately $252,300 decrease in the fair value of debt.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

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

                                                         ARTHUR ANDERSEN LLP



Louisville, Kentucky
March 24, 2000

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 1999 AND 1998
                        --------------------------------
                                               1999         1998
                                               ----         ----
ASSETS
------
Cash and equivalents                      $   400,262   $   398,001
Cash and equivalents - restricted              40,080       100,427
Accounts receivable                            21,771          --
Land, buildings and amenities, net          9,688,537    10,036,720
Other assets                                  116,993       130,828
                                          -----------   -----------

                                          $10,267,643   $10,665,976
                                          ===========   ===========


LIABILITIES AND PARTNERS' EQUITY
--------------------------------

Mortgages payable                         $ 4,854,355   $ 5,088,213
Accounts payable                               97,355        57,319
Distributions payable                            --          29,078
Security deposits                              26,475        28,401
Other liabilities                              24,646        41,265
                                          -----------   -----------

                                            5,002,831     5,244,276


Commitments and contingencies (Note 10)


Partners' equity                            5,264,812     5,421,700
                                          -----------   -----------

                                          $10,267,643   $10,665,976
                                          ===========   ===========

    The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------

                                                           1999           1998          1997
                                                           ----           ----          ----

Revenues:
Rental income                                          $ 1,936,404   $ 1,922,874    $ 2,064,236
Interest and other income                                   24,420        29,063         29,516
                                                        -----------   -----------    -----------

                                                         1,960,824     1,951,937      2,093,752

Expenses:

Operating expenses                                         378,337       467,432        460,177
Operating expenses - affiliated                            266,124       253,900        230,130
Write-off of unamortized building and land
improvements costs                                            --          13,008         17,797
Interest expense                                           378,227       395,180        434,680
Management fees                                            102,650       101,354        106,264
Real estate taxes                                          106,989       108,709         99,458
Professional and administrative expenses                    94,483        77,953         58,895
Professional and administrative
expenses - affiliated                                       73,291        82,748         79,075
Depreciation and amortization                              483,827       482,149        515,005
                                                        -----------   -----------    -----------

                                                         1,883,928     1,982,433      2,001,481
                                                        -----------   -----------    -----------

Income (loss) before extraordinary item                     76,896       (30,496)        92,271
Extraordinary item - write-off unamortized
loan costs                                                    --            --          (27,784)
                                                        -----------   -----------    -----------

Net income (loss)                                      $    76,896   $   (30,496)   $    64,487
                                                        ===========   ===========    ===========

Net income (loss) allocated to the limited partners:

Income (loss) before extraordinary item                $    76,127   $   (30,191)   $    91,348
Extraordinary item                                            --            --          (27,506)
                                                        -----------   -----------    -----------

Net income (loss)                                      $    76,127   $   (30,191)   $    63,842
                                                        ===========   ===========    ===========


Net income (loss) per limited partnership Unit:

Income (loss) before extraordinary item                $       .13   $      (.05)   $       .15
Extraordinary item                                            --            --             (.04)
                                                        -----------   -----------    -----------

Net income (loss)                                      $       .13   $      (.05)   $       .11
                                                        ===========   ===========    ===========


Weighted average number of limited
partnership Units                                          567,325       581,622        598,526
                                                        ===========   ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                       STATEMENTS OF PARTNERS' EQUITY (1)
                       ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                             Limited         General
                                             Partners        Partners       Total
                                             --------        --------       -----
Balances at December 31, 1996             $ 5,967,306    $   (48,555)   $ 5,918,751
Net income                                     63,842            645         64,487
Distributions declared                       (239,288)        (2,417)      (241,705)
Repurchase of limited partnership Units        (8,688)          --           (8,688)
                                            ----------    -----------    -----------
Balances at December 31, 1997               5,783,172        (50,327)     5,732,845
Net loss                                      (30,191)          (305)       (30,496)
Distributions declared                       (144,299)        (1,458)      (145,757)
Repurchase of limited partnership Units      (134,892)          --         (134,892)
                                            ----------    -----------    -----------
Balances at December 31, 1998               5,473,790        (52,090)     5,421,700
Net income                                     76,127            769         76,896
Distributions declared                       (112,646)        (1,138)      (113,784)
Repurchase of limited partnership Units      (120,000)          --         (120,000)
                                            ----------    -----------    -----------
Balances at December 31, 1999             $ 5,317,271    $   (52,459)   $ 5,264,812
                                            ==========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board,Statement of Financial Accounting Standards, Statement No. 130, Reporting
                                                                       ---------
         Comprehensive Income.
         --------------------

                            NTS-PROPERTIES VII, LTD.

                             STATEMENTS OF CASH FLOW

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------
                                                     1999           1998           1997
                                                     ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                               $    76,896    $   (30,496)   $    64,487
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
Accrued interest on investment securities              --            1,737         (1,737)
Write-off unamortized building and land
improvement costs                                      --           13,008         17,797
Write-off unamortized loan costs                       --             --           27,784
Depreciation and amortization                       483,827        482,149        515,005
Change in assets and liabilities:
Cash and equivalents - restricted                    60,347        (51,444)        15,599
Accounts receivable                                 (27,242)          --           13,660
Other assets                                          3,425         14,655          2,290
Accounts payable                                     40,036         18,504        (51,486)
Security deposits                                    (1,926)        (7,924)        (3,475)
Other liabilities                                   (16,619)        34,478           --
                                                 -----------    -----------    -----------

Net cash provided by operating activities           618,744        474,667        599,924
                                                 -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------

Additions to land, buildings and amenities         (119,767)      (165,394)        (8,398)
Purchase of investment securities                      --         (200,000)      (411,392)
Maturity of investment securities                      --          536,392         75,000
                                                 -----------    -----------    -----------

Net cash provided by (used in) investing
activities                                         (119,767)       170,998       (344,790)
                                                 -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------

Increase in mortgage payable                           --             --        4,100,000
Principal payments on mortgages payable            (233,853)      (215,734)    (4,154,268)
Cash distributions                                 (142,863)      (177,105)      (241,924)
Repurchase of limited partnership Units            (120,000)      (134,892)        (8,688)
Cash and equivalents - restricted                      --          127,653        (30,230)
Additions to loan costs                                --          (12,300)       (33,930)
                                                 -----------    -----------    -----------

Net cash used in financing activities              (496,716)      (412,378)      (369,040)
                                                 -----------    -----------    -----------

Net increase (decrease) in cash and
equivalents                                           2,261        233,287       (113,906)

CASH AND EQUIVALENTS, beginning of year             398,001        164,714        278,620
                                                 -----------    -----------    -----------

CASH AND EQUIVALENTS, end of year               $   400,262    $   398,001    $   164,714
                                                 ===========    ===========    ===========

Interest paid on a cash basis                   $   379,020    $   396,831    $   449,164
                                                 ===========    ===========    ===========

The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------



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

                  Net Operating Income (excluding Net Gains from Sales and other specially allocated items) shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net Operating Income in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their Original Capital less cash distributions except distributions of Pre-Termination Date Net Cash Receipts; (3) the balance, 80% to the limited partners and 20% to the General Partner. Net Operating Losses shall be allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying Financial Statements.

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

         -------------------------------------------

                  ----------------------

                  A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:

                                            1999          1998          1997
                                            ----          ----          ----

             Net income (loss)           $  76,896     $ (30,496)    $  64,487
             Items handled differently
             for tax purposes:
              Depreciation and
               amortization                 29,324         4,531        31,437
              Capitalized leasing costs      3,030        56,640        22,120
              Rental income                   --            --           3,833
              Gain/loss on disposal of
               assets                         --          (3,154)          729
                                          ---------     ---------     ---------

             Taxable income              $ 109,250     $  27,521     $ 122,606
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

         F)       Joint Venture Accounting
                  ------------------------

                  Since inception, the Partnership has adopted the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows are combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions have been eliminated in consolidation.

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

         -------------------------------------------

         H)       Investment Securities
                  ---------------------

                  Investment securities represent investments in Certificates of Deposit or securities issued by the U.S. Government with initial maturities of greater than three months. The Partnership held the securities until maturity. During 1999, 1998 and 1997, the Partnership sold no investment securities.

                  At December 31, 1999 and 1998, the Partnership held no investment securities with initial maturities greater than three months.

         I)       Basis of Property and Depreciation
                  ----------------------------------

                  Land, building and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

                  Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 1999, 1998 and 1997 did not result in an impairment loss.

         J)       Rental Income and Capitalized Leasing Costs
                  -------------------------------------------

                  For financial reporting purposes, the income from commercial leases is recognized on a straight-line basis over the lease term. There was no accrued income connected with commercial leases as of December 31, 1999 and 1998 due to the renewal lease having no scheduled and specified rent increases. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term.

         K)       Advertising
                  -----------

                  The Partnership expenses advertising-type costs as incurred. Advertising expense was immaterial to the Partnership during the years ended December 31, 1999, 1998 and 1997.

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

3.       Investment in Blankenbaker Business Center Joint Venture
         --------------------------------------------------------

         On December 28, 1990, the Partnership entered into a Joint Venture Agreement with NTS-Properties Plus Ltd., an affiliate of the General Partner of the Partnership, to complete the development of Blankenbaker Business Center 1A, a business center located in Louisville, Kentucky. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property (Real Property) to the capital of the Joint Venture, subject to mortgage indebtedness in the amount of $4,715,000. The agreed upon net fair market value of NTS-Properties Plus Ltd.'s capital contribution was $1,700,000, being the appraised value of the Real Property ($6,415,000) reduced by the $4,715,000 mortgage. The Partnership contributed $450,000 which was used for additional tenant improvements to the Real Property and made a capital contribution to the Joint Venture of $325,000 to purchase a
         2.49 acre parking lot that was leased from an affiliate of the general partner as described in NTS-Properties Plus Ltd.'s Prospectus. NTS-Properties Plus Ltd. transferred to the Joint Venture its option to purchase the parking lot, and the Joint Venture exercised the option.

         The use of the parking lot is a provision of the tenant's lease agreement with the business center. By purchasing the parking lot, the Joint Venture's annual operating expenses were reduced approximately $35,000. The purchase price of the parking lot was determined by an independent appraisal.

         On August 16, 1994, the Blankenbaker Business Center Joint Venture amended its joint venture agreement to admit NTS-Properties IV (an affiliate of the General Partner of the Partnership) to the Joint Venture. In accordance with the Joint Venture Agreement Amendment, NTS-Properties IV contributed $1,100,000 and the Partnership contributed $500,000. The need for additional capital by the Joint Venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the Joint Venture and Prudential Service Bureau, Inc. [currently known as Sykes HealthPlan Service Bureau, Inc. ("Sykes")]. The lease expanded Sykes' leased space by approximately 15,000 square feet and extended its lease term through July 2005.

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

         Net income or loss is to be allocated based on the respective contribution of each partnership as of the end of each calendar quarter. The Partnership's ownership share was 31% at December 31,
         1999. The Partnership's share of the joint venture's revenue was $286,612 (1999), $292,734 (1998) and $293,939 (1997). The Partnership's
         share of the joint  venture's  expenses was $315,796  (1999),  $328,675
         (1998) and $348,783 (1997).

4.       Interest Repurchase Reserve
         ---------------------------

         Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in December 1995. During the years ended
         December 31, 1998, 1997 and 1996, the Partnership funded $7,242, $38,918 and $121,270, respectively, to the reserve. Through December 31, 1998, the Partnership had repurchased a total of 62,529 Units for $295,080 at a price ranging from $4.00 to $6.00 per Unit. The Offering price per Unit was established by the General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Units. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest
         Repurchase Reserve at the commencement of the first Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

5.       Tender Offer
         ------------

         On December 7, 1998, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "bidders") commenced a tender offer (the "First Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. The First Tender Offer stated that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. If more than 20,000 Units were tendered, the Partnership and ORIG, LLC could choose to acquire the additional Units on the same terms. Otherwise, tendered Units would be purchased on a pro rata basis up to 20,000. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the First Tender Offer.

         Under the terms of the First Tender Offer, the First Tender Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the First Tender Offer. The bidders exercised their right under the terms of the First Tender Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the bidders, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

         On September 2, 1999, the Partnership and ORIG, LLC, (the "bidders") commenced a tender offer (the "Second Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. Although the bidders believed that this price was appropriate, the price of $6.00 per Unit may not equate to the fair market value or the liquidation value of the Units, and was less than the book value per Unit as of the date of the Second Tender Offer. The Second Tender Offer provided that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses, associated with administering the Second Tender Offer from cash reserves. If more than 10,000 Units were tendered, ORIG, LLC would purchase up to an additional 10,000 Units. If more that 20,000 Units were tendered, the bidders could chose to acquire the additional Units on the same terms. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS- Properties Associates VII did not participate in the Second Tender Offer. The Second Tender Offer's initial expiration date was November 30, 1999, but was extended to December 15, 1999.

         Under the terms of the Second Tender Offer, the Second Tender Offer expired on December 15, 1999. As of that date, a total of 41,652 Units were tendered pursuant to the Second Tender Offer. The bidders exercised their right under the terms of the Second Tender Offer to purchase more than 20,000 Units and all 41,652 Units tendered were accepted by the bidders, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 31,652 Units. See Note 12 for further discussion on Tender Offers.

6.       Land, Buildings and Amenities
         -----------------------------

         The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                          1999                      1998
                                          ----                      ----
Land and improvements                $   3,785,126             $   3,793,491
Building and improvements               11,889,676                11,767,531
                                       -----------               -----------
                                        15,674,802                15,561,022

Less accumulated depreciation            5,986,265                 5,524,302
                                       -----------               -----------

                                     $   9,688,537              $ 10,036,720
                                       ===========                ==========


7.       Mortgages Payable
         -----------------

         Mortgages payable as of December 31 consist of the following:

                                               1999                     1998
                                               ----                     ----
Mortgage  payable to an insurance
company, bearing interest at a
fixed rate of 7.37%, due October
15, 2012, secured by land and
buildings                                  $ 3,876,398             $  3,987,830

Mortgage payable to an insurance
company, bearing interest at a
fixed rate of 8.5%, due November
15, 2005, secured by land and
buildings                                      977,957                1,100,383
                                            ----------               ----------

                                          $  4,854,355             $  5,088,213
                                            ==========               ==========

         The mortgages are payable in monthly aggregate installments of $51,047 includes principal, interest and property taxes.

         Scheduled maturities of debt are as follows:

              For the Years Ended December 31,                     Amount
              --------------------------------                     ------

                               2000                             $  252,729
                               2001                                273,713
                               2002                                296,300
                               2003                                320,803
                               2004                                347,284
                               Thereafter                        3,363,526
                                                                 ---------

                                                                $4,854,355
                                                                 =========

         Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $4,700,000.

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

8.       Rental Income Under Operating Leases
         ------------------------------------

         The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 1999:

              For the Years Ended December 31,                   Amount
              --------------------------------                   ------

                               2000                           $  235,924
                               2001                              235,924
                               2002                              235,924
                               2003                              235,924
                               2004                              235,924
                               Thereafter                        137,620
                                                               ---------

                                                              $1,317,240
                                                               =========
9.       Related Party Transactions
         --------------------------

         Property  management  fees of $102,650  (1999),  $101,354  (1998),  and
         $106,264 (1997) were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from the residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,029 (1999), $1,410 (1998) and $3,040 (1997) as repair and maintenance fee and has capitalized these costs as a part of land, buildings and amenities. The Partnership also was charged the following amounts from affiliates of the General Partner for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

         These charges were as follows:

                               1999              1998              1997
                               ----              ----              ----
         Administrative      $156,089          $106,476         $105,043
         Property manager     142,843           189,491          163,078
         Leasing               40,095            46,636           39,927
         Other                    388             1,570            2,175
                              -------           -------          -------
                             $339,415          $344,173         $310,223
                              =======           =======          =======

10.      Commitments and Contingencies
         -----------------------------

         The Partnership plans to replace the roofs at Park Place Phase II apartments (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months.

11.      Segment Reporting
         -----------------

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

         The financial information of the operating segments have been prepared using a management approach, which is consistent with the basis and manner in which the Partnership management internally desegregates financial information for the purposes of assisting in making internal operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.

         -----------------------------

                                           1999
                                           ----
                          Residential    Commercial       Total
                          -----------    ----------       -----

Rental income             $ 1,649,799   $   286,605    $ 1,936,404
Other income                    8,359             7          8,366
                           -----------   -----------    -----------


Total net revenues        $ 1,658,158   $   286,612    $ 1,944,770
                           ===========   ===========    ===========


Operating expenses        $   618,920   $    25,541    $   644,461
Interest expense                 --          88,415         88,415
Management fees                85,781        16,869        102,650
Real estate taxes              89,485        17,503        106,988
Professional and
administrative                   --          65,814         65,814
Depreciation expense          368,690       101,654        470,344
                           -----------   -----------    -----------

Net income (loss)         $   495,282   $   (29,184)   $   466,098
                           ===========   ===========    ===========

Land, buildings and
amenities, net            $ 8,310,908   $ 1,361,482    $ 9,672,390
                           ===========   ===========    ===========

Expenditures for land,
buildings and amenities   $   110,623   $      --      $   110,623
                           ===========   ===========    ===========

Segment liabilities       $   118,752   $ 1,051,272    $ 1,170,024
                           ===========   ===========    ===========

                                            1998
                                            ----

                           Residential    Commercial       Total
                           -----------    ----------       -----

Rental income              $ 1,630,218   $   292,656    $ 1,922,874
Other income                     6,056            78          6,134
                           -----------   -----------    -----------

Total net revenues         $ 1,636,274   $   292,734    $ 1,929,008
                           ===========   ===========    ===========


Operating expenses         $   674,552   $    46,780    $   721,332
Write off of unamortized
building improvements           13,008          --           13,008
Interest expense                  --          98,275         98,275
Management fees                 83,462        17,892        101,354
Real estate taxes               91,008        17,701        108,709
Professional and
administrative                    --          56,417         56,417
Depreciation expense           380,035        91,609        471,644
                           -----------   -----------    -----------

Net income (loss)          $   394,209   $   (35,940)   $   358,269
                           ===========   ===========    ===========

Land, buildings and

amenities, net             $ 8,592,281   $ 1,435,642    $10,027,923
                           ===========   ===========    ===========

Expenditures for land,
buildings and amenities    $   156,597   $      --      $   156,597
                           ===========   ===========    ===========

Segment liabilities        $    89,607   $ 1,167,479    $ 1,257,086
                           ===========   ===========    ===========

--------------------------------------

                                           1997
                                           ----

                           Residential   Commercial        Total
                           -----------   ----------        -----
Rental income              $ 1,770,326   $   293,910    $ 2,064,236
Other income                    12,511            28         12,539
                           -----------   -----------    -----------

Total net revenues         $ 1,782,837   $   293,938    $ 2,076,775
                           ===========   ===========    ===========


Operating expenses         $   638,862   $    51,445    $   690,307
Write off of unamortized
building improvements           17,797          --           17,797
Interest expense                  --         107,563        107,563
Management fees                 88,402        17,862        106,264
Real estate taxes               81,621        17,837         99,458
Professional and
administrative                    --          37,608         37,608
Depreciation expense           385,517       116,467        501,984
                           -----------   -----------    -----------

Net income (loss)          $   570,638   $   (54,844)   $   515,794
                           ===========   ===========    ===========

Land, Buildings and

amenities, net             $ 8,852,552   $ 1,509,234    $10,361,786
                           ===========   ===========    ===========

Expenditures for land,
buildings and amenities    $     8,398   $      --      $     8,398
                           ===========   ===========    ===========

Segment liabilities        $    43,600   $ 1,268,826    $ 1,312,426
                           ===========   ===========    ===========

A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.

                                              1999         1998        1997
                                              ----         ----        ----
NET REVENUES
------------
Total revenues for reportable segments     $1,944,770   $1,929,008   $2,076,775
Other income for partnership level             16,054       22,929       16,977
                                           ----------   ----------   ----------

Total consolidation net revenues           $1,960,824   $1,951,937   $2,093,752
                                           ==========   ==========   ==========


INTEREST EXPENSE
----------------
Interest expense for reportable Segments   $   88,415   $   98,275   $  107,563
Interest expense for partnership level        289,812      296,905      327,117
                                           ----------   ----------   ----------

Total interest expense                     $  378,227   $  395,180   $  434,680
                                           ==========   ==========   ==========


PROFESSIONAL AND ADMINISTRATIVE
-------------------------------
Total Professional and administrative

for reportable segments                    $   65,814   $   56,417   $   37,608
Professional and administrative for
partnership level                             101,960      104,284      100,362
                                           ----------   ----------   ----------

Total professional and administrative      $  167,774   $  160,701   $  137,970
                                           ==========   ==========   ==========

                            (Continued on next page)

         -----------------------------

                                            1999            1998             1997
                                            ----            ----             ----
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization
 for reportable segments               $    470,344    $    471,644    $    501,984
Depreciation and amortization for
 partnership level                           29,171          26,193          28,709
Eliminations                                (15,688)        (15,688)        (15,688)
                                       ------------    ------------    ------------

 Total depreciation and amortization   $    483,827    $    482,149    $    515,005
                                       ============    ============    ============


NET INCOME (LOSS)
-----------------
Total reported net income (loss) for
 segments                              $    466,098    $    358,269    $    515,794
Net income (loss) for partnership
 level                                     (389,202)       (388,765)       (451,307)
                                       ------------    ------------    ------------

 Total net income (loss)               $     76,896    $    (30,496)   $     64,487
                                       ============    ============    ============


LAND, BUILDINGS AND AMENITIES
-----------------------------
Total land, building and amenities
 for reportable segments               $  9,672,390    $ 10,027,923    $ 10,361,786
Partnership level                            16,147           8,797            --
                                       ------------    ------------    ------------

 Total land, building and amenities    $  9,688,537    $ 10,036,720    $ 10,361,786
                                       ============    ============    ============


TOTAL EXPENDITURES
------------------
Total expenditures for land,
 buildings and amenities for
 reportable segments                        110,623         156,597           8,398
Expenditures for land, buildings and
 amenities for partnership level              9,144           8,797            --
                                       ------------    ------------    ------------

 Total Expenditures for land,
  buildings and amenities              $    119,767    $    165,394    $      8,398
                                       ============    ============    ============

LIABILITIES
-----------
Total liabilities for reportable
 segments                              $  1,170,024    $  1,257,086    $  1,312,426
Liabilities for Partnership (1)           3,832,807       3,987,190       4,133,874
                                       ------------    ------------    ------------

 Total liabilities                     $  5,002,831    $  5,244,276    $  5,446,300
                                       ============    ============    ============

(1) These amounts primarily represent the mortgages held by the Partnership, secured by the assets of the operating segments.

12.      Subsequent Events
         -----------------

         On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership and pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership. The Affiliate purchased 2,251 Interests in the Partnership from one of the investors for total consideration of $15,082 or an average price of $6.70 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

         -----------------------------

          On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "bidders"), filed a third tender offer (the "Third Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase up to 5,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit as of the date of the Third Tender Offer. Approximately $48,000 ($30,000 to purchase 5,000 Units plus approximately $18,000 for expenses associated with the Third Tender Offer) is required to purchase all 5,000 Units. The Third Tender Offer stated that the Partnership will purchase the first 2,500 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 2,500 Units are tendered, ORIG, LLC. will purchase up to an additional 2,500 Units. If more than 5,000 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS- Properties Associates VII, does not intend to participate in the Third Tender Offer. The Third Tender Offer will expire on June 27, 2000 unless extended.

Item 9.    Changes  in  and  Disagreements  with  Accountants  on Accounting and
           ---------------------------------------------------------------------
           Financial Disclosure
           ---------------------

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

The General Partners of NTS-Properties Associates VII are as follows:

J. D. Nichols
-------------

Mr. Nichols (age 58) is the managing General Partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------

NTS Capital Corporation is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J.D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin
--------------

Mr. Lavin (age 46), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997,Mr.Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory  A. Wells
----------------

Mr. Wells (age 41), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party property management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Mr. Richard L. Good who was Vice Chairman and former President of NTS Capital Corporation ans NTS Development Company, retired effective September 3, 1999.

Item 11.      Management Remuneration and Transactions
              ----------------------------------------

The officers and/or directors of the corporate General Partner receive no direct remuneration in such capacities. The partnership is required to pay a property management fee based on gross rentals to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects. In addition, NTS Development Company provides certain other services to the Partnership. See Note 9 to the financial statements which sets forth transactions with affiliates of the General Partner for the years ended December 31, 1999, 1998 and 1997.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1C to the financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 25, 2000.

              ORIG, LLC.                          49,697 Units (8.94%)
              10172 Linn Station Road
              Louisville, Kentucky 40223

ORIG,LLC. is a Kentucky limited liability company, the members of which are J.D. Nichols and Brian F. Lavin, chairman and President of NTS Capital Corporation, a general partner of NTS-Properties Associates VII, the general partner of the Partnership.

The General Partner is NTS-Properties Associates VII, a Kentucky Limited Partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The General partners of the General Partner and their total respective interests in NTS-Properties Associates VII are as follows:

              J. D. Nichols                             36.05%
              10172 Linn Station Road
              Louisville, Kentucky 40223

              NTS Capital Corporation                   11.95%
              10172 Linn Station Road
              Louisville, Kentucky 40223

The remaining 52.00% interests are owned by various limited partners of NTS-Properties Associates VII.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

Property management fees of $102,650 (1999), $101,354 (1998) and $106,264 (1997)
were paid to NTS Development Company, an affiliate of the General Partner. The fee is equal to 5% of gross revenues from residential properties and 6% of gross revenues from the commercial property pursuant to an agreement with the Partnership. Also permitted by the partnership agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. The Partnership has incurred $6,029(1999), $1,410 (1998) and $3,040 (1997) as a repair and maintenance fee and has capitalized this cost as a part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the years ended December 31, 1999, 1998 and 1997. These charges include items which have been expensed as operating expenses - affiliated or as professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

These charges were as follows:

                               1999              1998              1997
                               ----              ----              ----

Administrative              $ 156,089         $ 106,476         $ 105,043
Property manager              142,843           189,491           163,078
Leasing                        40,095            46,636            39,927
Other                             388             1,570             2,175
                             --------          --------          --------

                            $ 339,415         $ 344,173         $ 310,223
                             ========          ========          ========


There are no other agreements or relationships between the Partnership, the General Partner and its affiliates than those previously discussed.

                                     PART IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
         ----------------------------------------------------------------

     1.       Financial statements

              The financial statements for the years ended December 31, 1999, 1998, and 1997, together with the report of Arthur Andersen LLP dated March 24, 2000, appear in Item 8. The following financial statement schedules should be read in conjunction with such financial statements.

     2.       Financial statement schedules

              Schedules:                                                Page No.
              ----------                                                --------

              III-Real Estate and Accumulated Depreciation                 39-40

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

               4.     Reports on Form 8-K

                      None.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 1999
                             -----------------------

                                                                        Park Place   Blankenbaker
                                                       The Park at      Apartments     Business
                                                       the Willows       Phase II     Center 1A         Total
                                                       -----------       --------     ---------         -----
Encumbrances                                               None            (A)           (A)

Initial cost to partnership:
Land                                                   $    457,048   $  2,616,693   $    606,927    $  3,680,668
Buildings and improvements                                2,091,968      7,692,119      1,679,081      11,463,168

Cost capitalized subsequent to acquisition:

Improvements (net of retirements)                            50,947        158,180        308,121         517,248
Other (B)                                                      --             --           (4,225)         (4,225)
Gross amount at which carried December 31, 1999 (C):

Land                                                   $    458,517   $  2,626,304   $    700,305    $  3,785,126
Buildings and improvements                                2,141,446      7,840,690      1,889,599      11,871,735
                                                       ------------   ------------   ------------    ------------

Total                                                  $  2,599,963   $ 10,466,994   $  2,589,904    $15,656,861 (E)
                                                       ============   ============   ============    ============

Accumulated depreciation                               $  1,001,069   $  3,754,980   $  1,228,422    $  5,984,471
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

(C)     Aggregate cost of real estate for tax purposes is $13,921,856.

(D) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.

(E) Reconciliation net of accumulated depreciation to consolidated financial statements:


           Total Gross Costs at December 31, 1999                 $  15,656,861

           Additions to Partnership for computer
            hardware and software in 1998                                 8,797
           Additions to Partnership for computer
            hardware and software in 1999                                 9,144
                                                                    ------------

           Balance at December 31, 1999                              15,674,802

            Less accumulated depreciation                            (5,984,471)
                                                                   -------------
            Less accumulated depreciation for computer
             hardware and software                                       (1,794)

           Land, Buildings and Amenities, net as of
            December 31, 1999                                     $   9,688,537
                                                                    ============

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
              ----------------------------------------------------


                                            Real                  Accumulated
                                           Estate                 Depreciation
                                           ------                 ------------

Balances at December 31, 1996           $ 15,460,224             $  4,581,248

Additions during period:
 Improvements (a)                              8,398                     --
 Depreciation (b)                               --                    507,791
Deductions during period:
 Retirements                                 (26,256)                  (8,459)
                                         ------------             ------------

Balances at December 31, 1997             15,442,366                5,080,580

Additions during period:
 Improvements (a)                            165,394                     --
 Depreciation (b)                               --                    477,452
Deductions during period:
 Retirements                                 (46,738)                 (33,730)
                                         ------------             ------------

Balances at December 31, 1998             15,561,022                5,524,302

Additions during period:
 Improvements (a)                            119,349                     --
 Depreciation (b)                               --                    467,532
Deductions during period:
 Retirements                                  (5,569)                  (5,569)
                                         ------------             ------------

Balances at December 31, 1999           $ 15,674,802             $  5,986,265
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


                                         NTS-PROPERTIES VII, LTD.
                                         ------------------------
                                              (Registrant)

                                         BY:      NTS-Properties Associates VII,
                                                  General Partner
                                                  BY:  NTS Capital Corporation,
                                                       General Partner

                                                  ------------------------------
                                                  Gregory A. Wells
                                                  Senior Vice President and
                                                  Chief Financial Officer of
                                                  NTS Capital Corporation

Date: March 29, 2000



Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

           Signature                                        Title
           ---------                                        -----

/s/ J. D. Nichols                             General Partner of NTS-Properties
------------------------------
J. D. Nichols                                 Associates VII and Chairman of the
                                              Board and Sole Director of NTS
                                              Capital Corporation

/s/ Brian F. Lavin                            President and Chief Operating
------------------------------
Brian F. Lavin                                Officer of NTS Capital Corporation



/s/ Gregory A. Wells                          Senior Vice President and
------------------------------
Gregory A. Wells                              Chief Financial Officer of
                                              NTS Capital Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners.