Form 10-Q
period 2000-03-31
NTS PROPERTIES VII LTD/FL
filed 2000-05-12
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  March 31, 2000
                              --------------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ----------------------------


Commission File Number                       0-17589
                      ----------------------------------------------------------



                            NTS-PROPERTIES VII, LTD.
--------------------------------------------------------------------------------
              (Exact name of registrants specified in its charter)


           Florida                                        61-1119232
-------------------------------                  -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)



   10172 Linn Station Road
     Louisville, Kentucky                                     40223
-------------------------------                   ------------------------------
(Address of principal executive                            (Zip Code)
offices)


                                 (502) 426-4800
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                                TABLE OF CONTENTS
                                -----------------


                                                                           Pages
                                                                           -----

                                     PART I

Item 1. Financial Statements

            Balance Sheets and Statement of Partners' Equity
              as of March 31, 2000 and December 31, 1999                       3

            Statements of Operations
             for the three months ended March 31, 2000 and 1999                4

            Statements of Cash Flows
             for the three months ended March 31, 2000 and 1999                5

            Notes To Financial Statements                                   6-10

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            11-17

Item 3. Quantitative and Qualitative Disclosures About Market Risk            17


                                     PART II

Item 1. Legal Proceedings                                                     18

Item 2. Changes in Securities                                                 18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits and Reports on Form 8-K                                      18

Signatures                                                                    19

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                BALANCE SHEETS AND STATEMENT OF PARTNERS' EQUITY
                ------------------------------------------------


                                                 As of              As of
                                             March 31, 2000   December 31, 1999*
                                             --------------   ------------------
                                              (Unaudited)
ASSETS
------
Cash and equivalents                          $   379,289            $   400,262
Cash and equivalents - restricted                  56,827                 40,080
Accounts receivable                                 7,433                 21,771
Land, buildings and amenities, net              9,620,809              9,688,537
Other assets                                      137,561                116,993
                                              -----------            -----------

  TOTAL ASSETS                                $10,201,919            $10,267,643
                                              ===========            ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                             $ 4,792,688            $ 4,854,355
Accounts payable                                  102,236                 97,355
Security deposits                                  26,350                 26,475
Other liabilities                                  46,756                 24,646
                                              -----------            -----------
  TOTAL LIABILITIES                             4,968,030              5,002,831

COMMITMENTS AND CONTINGENCIES (Note 8)

Partners' equity                                5,233,889              5,264,812
                                              -----------            -----------
  TOTAL LIABILITIES AND PARTNERS' EQUITY      $10,201,919            $10,267,643
                                              ===========            ===========


                                     Limited            General
                                     Partners           Partner        Total
                                     --------           -------        -----

PARTNERS' EQUITY
----------------
Capital contributions, net of
 offering costs                   $ 10,935,700     $        100    $ 10,935,800
Net loss - prior years              (2,569,539)         (25,954)     (2,595,493)
Net loss - current year                 (2,827)             (29)         (2,856)
Cash distributions declared to
 date                               (2,661,597)         (26,885)     (2,688,482)
Repurchase of Limited
 Partnership Units                    (415,080)            --          (415,080)
                                   ------------     ------------     -----------
Balances at March 31, 2000        $  5,286,657     $    (52,768)    $  5,233,889
                                   ============     ============     ===========


* Reference is made to the audited financial statements in the Form 10-K as filed with the Commission on March 29, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------


                                                     Three Months Ended
                                                          March 31,
                                                          ---------
                                                         (Unaudited)

                                                 2000                    1999
                                                 ----                    ----


REVENUES:
---------
 Rental income                                $ 449,620               $ 465,661
 Interest and other income                        7,557                   2,905
 Gain on sale of assets                           4,118                    --
                                               ---------              ----------
                                                461,295                 468,566
                                               ---------              ----------
EXPENSES:
---------
 Operating expenses                              81,911                  95,417
 Operating expenses - affiliated                 55,880                  66,935
 Loss on disposal of assets                      19,843                    --
 Interest expense                                90,963                  95,495
 Management fees                                 24,024                  22,984
 Real estate taxes                               27,293                  27,136
 Professional and administrative
  expenses                                       30,763                  21,378
 Professional and administrative
  expenses - affiliated                          19,592                  20,049
 Depreciation and amortization                  113,882                 121,108
                                               ---------              ----------
                                                464,151                 470,502
                                               ---------              ----------

Net loss                                      $  (2,856)              $  (1,936)
                                               =========               =========
Net loss allocated to the
 Limited Partners                             $  (2,827)              $  (1,917)
                                               =========               =========
Net loss per Limited
 Partnership Unit                             $   (0.01)              $    --
                                               =========               =========
Weighted average number of
 Limited Partnership Units                      555,736                 573,514
                                               =========               =========


The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------



                                                         Three Months Ended
                                                               March 31,
                                                               ---------
                                                              (Unaudited)

                                                         2000           1999
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                              $  (2,856)     $  (1,936)
Adjustments to reconcile net loss
 to net cash provided by
 operating activities:
  Loss on disposal of assets                             19,843           --
  Depreciation and amortization                         113,882        121,108
  Changes in assets and liabilities:
   Cash and equivalents - restricted                     (1,747)        (5,254)
   Accounts receivable                                   14,338        (18,966)
   Other assets                                         (21,920)       (16,259)
   Accounts payable                                       4,881         10,663
   Security deposits                                       (125)           800
   Other liabilities                                     22,110         27,132
                                                       ---------      ---------
  Net cash provided by operating activities             148,406        117,288
                                                       ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities              (64,645)       (25,466)
                                                       ---------      ---------
  Net cash used in investing activities                 (64,645)       (25,466)
                                                       ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Cash and equivalents - restricted                       (15,000)        60,000
Principal payments on mortgages payable                 (61,667)       (57,989)
Cash distributions                                      (28,067)       (29,079)
Repurchase of Limited Partnership Units                    --          (60,000)
                                                       ---------      ---------
  Net cash used in financing activities                (104,734)       (87,068)
                                                       ---------      ---------
  Net (decrease) increase in cash and equivalents       (20,973)         4,754

CASH AND EQUIVALENTS, beginning of period               400,262        398,001
                                                       ---------      ---------
CASH AND EQUIVALENTS, end of period                   $ 379,289      $ 402,755
                                                       =========      =========

Interest paid on a cash basis                         $  91,464      $ 129,057
                                                       =========      =========


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2000 and 1999.

1.        Concentration of Credit Risk
          ----------------------------

          NTS-Properties VII, Ltd. owns and operates, through a joint venture, a commercial rental property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. The Partnership also owns and operates residential rental properties in Louisville and Lexington, Kentucky.

2.        Reclassifications of 1999 Financial Statements
          ----------------------------------------------

          Certain reclassifications have been made to the March 31, 1999 financial statements to conform with March 31, 2000 classifications. These reclassifications have no effect on previously reported operations.

3.        Cash and Equivalents - Restricted
          ---------------------------------

          Cash and  equivalents  -  restricted  represents  funds  received  for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units through tender offers (See Notes to Financial Statements "6. Tender Offer").

4.        Basis of Property and Depreciation
          ----------------------------------

          Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

          Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended March 31, 2000 and 1999 did not result in any impairment loss.

5.        Mortgages Payable
          -----------------

          Mortgages payable consist of the following:

                                                  March 31,         December 31,
                                                    2000                1999
                                                    ----                ----

          Mortgage payable to an insurance
          company, bearing interest at a
          fixed rate of 7.37%, due October
          15, 2012, secured by land and
          buildings.                          $   3,846,899        $   3,876,398

          Mortgage payable to an insurance
          company, bearing interest at a
          fixed rate of 8.5%, due November
          15, 2005, secured by land and
          buildings.                                945,789              977,957
                                               ------------         ------------
                                              $   4,792,688        $   4,854,355
                                              =============        =============

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $4,643,000.

6.        Tender Offer
          ------------

          On March 24, 2000, the Partnership and ORIG, LLC., an affiliate of the Partnership (the "bidders"), filed a tender offer (the "Third Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase 5,000 of the Partnership's Limited Partnership Units at a price of $6.00 per Unit as of the date of the Third Tender Offer. Approximately $48,000 ($30,000 to purchase 5,000 Units plus approximately $18,000 for expenses associated with the Third Tender Offer) is required to purchase all 5,000 Units. The Third Tender Offer stated that the Partnership will purchase the first 2,500 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 2,500 Units are tendered, ORIG, LLC. will purchase up to an additional 2,500 Units. If more than 5,000 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Third Tender Offer. The Third Tender Offer will expire on June 27, 2000 unless extended.

7.        Related Party Transactions
          --------------------------

          Property management fees of $24,024 and $22,984 for the three months ended March 31, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements.

          --------------------------------------

          The Partnership has incurred $2,422 and $548 for the three months ended March 31, 2000 and 1999, respectively, as repair and maintenance fees, and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the three months ended March 31, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                Three Months Ended
                                                     March 31,
                                                     ---------


                                               2000              1999
                                               ----              ----

            Leasing                         $  5,554           $  8,302
            Administrative                    38,046             25,630
            Property Management               31,605             52,073
            Other                                271              1,527
                                             -------            -------
                                            $ 75,476           $ 87,532
                                            ========           ========

          On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership and pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the
          Partnership. The Affiliate purchased 2,251 Interests in the Partnership for a total consideration of $15,082 or an average price of $6.70 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

8.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of the federal and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

9.        Segment Reporting
          -----------------

          The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to apartment complexes known as the Park at the Willows and Park Place Apartments Phase

          -----------------------------

          II. The commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Blankenbaker Business Center 1A.

          The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making operating decisions. The Partnership evaluates performance based on stand-alone operating segment net income.


                                            Three Months Ended March 31, 2000
                                            ---------------------------------



                                           Residential    Commercial     Total
                                           -----------    ----------     -----
Rental income                                 $386,913     $ 62,707     $449,620
Interest and other income                        1,622           29        1,651
Gain on sale of assets                           4,118         --          4,118
                                              --------     --------     --------

Total net revenues                            $392,653     $ 62,736     $455,389
                                              ========     ========     ========

Operating expenses and
 operating expenses - affiliated               129,884        7,907      137,791
Loss on disposal of assets                      19,843         --         19,843
Interest expense                                70,515       20,448       90,963
Management fees                                 20,073        3,951       24,024
Real estate taxes                               22,828        4,465       27,293
Depreciation and amortization                   87,271       22,902      110,173
                                              --------     --------     --------

Net income                                    $ 42,239     $  3,063     $ 45,302
                                              ========     ========     ========

                                            Three Months Ended March 31, 1999
                                            ---------------------------------


                                          Residential    Commercial      Total
                                          -----------    ----------      -----

Rental income                               $391,097      $ 74,564      $465,661
Interest and other income                      2,905          --           2,905
                                            --------      --------      --------
Total net revenues                          $394,002      $ 74,564      $468,566
                                            ========      ========      ========


Operating expenses and
 operating expenses - affiliated             151,273        11,079       162,352
Interest expense                                --          23,175        23,175
Management fees                               18,743         4,241        22,984
Real estate taxes                             22,710         4,426        27,136
Depreciation and amortization                 94,971        22,902       117,873
                                            --------      --------      --------
Net income                                  $106,305      $  8,741      $115,046
                                            ========      ========      ========


          -----------------------------

          A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months ended March 31, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                     Three Months Ended
                                                          March 31,
                                                          ---------


                                                     2000                1999
                                                     ----                ----

NET REVENUES
------------
Total revenues for reportable segments            $ 455,389           $ 468,566
Other income for Partnership                          8,969               8,742
Eliminations                                         (3,063)             (8,742)
                                                   ---------           ---------
Total consolidated net revenues                   $ 461,295           $ 468,566
                                                   =========           =========

INTEREST EXPENSE
----------------
Interest expense for reportable segments          $  90,963           $  23,175
Interest expense for Partnership                       --                72,320
                                                   ---------           ---------
Total interest expense                            $  90,963           $  95,495
                                                   =========           =========

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for
 reportable segments                              $ 110,173           $ 117,873
Depreciation and amortization for
 Partnership                                          7,623               7,157
Eliminations                                         (3,914)             (3,922)
                                                   ---------           ---------
Total depreciation and amortization               $ 113,882           $ 121,108
                                                   =========           =========

NET INCOME (LOSS)
-----------------
Total net income for reportable segments          $  45,302           $ 115,046
Net loss for Partnership                            (49,009)           (112,162)
Eliminations                                            851              (4,820)
                                                   ---------           ---------
Total net loss                                    $  (2,856)          $  (1,936)
                                                   =========           =========


Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in
Item 1 and the Cautionary Statements below.

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

The Partnership's principal activity is the leasing and management of a commercial business center and apartment complexes. If Sykes HealthPlan Service Bureau, Inc. ("Sykes"), the tenant that occupies 100% of the business center, or a large number of apartment lessees default on their lease, the Partnership's ability to make payments due under its debt agreements, payment of operating costs and other partnership expenses would be directly impacted. A lessee's ability to make payments are subject to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of March 31 were as follows:


                                                    2000                1999
                                                    ----                ----

   Wholly-owned Properties
   -----------------------

   The Park at the Willows (1)                       73%                 96%

   Park Place Apartments Phase II                    83%                 83%

   Property Owned in Joint Venture with
   ------------------------------------
   NTS-Properties IV and NTS-Properties Plus Ltd.
   ----------------------------------------------
   (Ownership % at March 31, 2000)
   -------------------------------

   Blankenbaker Business Center 1A (31.34%)         100%                100%

   1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties during the three months ended March 31 were as follows:


                                                    Three Months Ended
                                                         March 31,
                                                         ---------


                                                   2000                1999
                                                   ----                ----

   Wholly-owned Properties
   -----------------------

   The Park at the Willows (1)                      72%                  90%

   Park Place Apartments Phase II                   82%                  82%

   Property Owned in Joint Venture with
   ------------------------------------
   NTS-Properties IV and NTS-Properties Plus Ltd.
   ----------------------------------------------
   (Ownership % at March 31, 2000)
   -------------------------------

   Blankenbaker Business Center 1A (31.34%)        100%                 100%

   1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

---------------------------------

Rental and other income generated by the Partnership's properties for the three months ended March 31, 2000 and 1999 was as follows:

                                                       Three Months Ended
                                                            March 31,
                                                            ---------


                                                       2000              1999
                                                       ----              ----

   Wholly-owned Properties
   -----------------------

   The Park at the Willows                           $  70,170        $  91,361

   Park Place Apartments Phase II                    $ 322,483        $ 302,641

   Property Owned in Joint Venture with
   ------------------------------------
   NTS-Properties IV and NTS-Properties Plus Ltd.
   ----------------------------------------------
   (Ownership % at March 31, 2000)
   -------------------------------

   Blankenbaker Business Center 1A (31.34%) (1)      $  62,736         $ 74,564

   1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the joint venture was 31.34% during the three months ended March 31, 2000 and 1999.

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the "Consolidated Cash Flows and Financial Condition" section of Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financings.

The following is an analysis of material changes in results of operations for the periods ending March 31, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income decreased approximately $16,000 or 3% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of decreased average occupancy levels at The Park at the Willows and decreased common area expense reimbursements at Blankenbaker Business Center 1A. The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of increases in common area maintenance expenses, insurance, utilities and real estate taxes. These decreases are partially offset by increased rental rates at Park Place Apartments Phase II.

Operating expenses decreased approximately $13,500 or 14% for the three months ended March 31, 2000, as compared to the same period in 1999, mainly as a result of decreased cable expense at Park Place Apartments Phase II (starting in the year 2000 residents are now responsible for their own cable). The decrease is partially offset by increased repairs and maintenance costs at The Park at the Willows due to turnover of units and increased landscaping costs at Park Place Apartments Phase II and Blankenbaker Business Center 1A.

---------------------------------

Operating expenses - affiliated decreased approximately $11,000 or 16% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of decreased personnel costs at Park Place Apartments Phase II due to changes in staff and decreased overhead costs allocated at Blankenbaker Business Center 1A due to personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner of the Partnership, on behalf of the Partnership.

The loss on disposal of assets of approximately $19,800 for the three months ended March 31, 2000 is the result of the retirement of assets that were not fully depreciated. The retirements were the result of exterior renovations at The Park at the Willows.

Professional and administrative expenses increased approximately $9,400 or 44% for the three months ended March 31, 2000, as compared to the same period in 1999. This increase is due primarily to increased legal costs and outside accounting costs.

Depreciation and amortization expense decreased approximately $7,200 or 6% for the three months ended March 31, 2000, as compared to the same period in 1999, as a result of a portion of the assets with shorter lives at the Partnership's residential properties having become fully depreciated. The decrease is also a result of the retirement of clubhouse furniture, of which some was not fully depreciated, at Park Place Apartments Phase II. The decrease is partially offset by the addition of fitness equipment, net of retirements, at Park Place Apartments Phase II.

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of the Partnership's properties for Federal tax purposes is approximately $13,920,000.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                              2000                       1999
                                              ----                       ----

   Operating activities                    $ 148,406                  $ 117,288
   Investing activities                      (64,645)                   (25,466)
   Financing activities                     (104,734)                   (87,068)
                                            ---------                  ---------
   Net (decrease) increase in cash and
    equivalents                            $ (20,973)                 $   4,754
                                            =========                  =========

Net cash provided by operating activities increased approximately $31,100 or 26% for the three months ended March 31, 2000, as compared to the same period in 1999. The increase in net cash provided by operating activities was driven primarily by increased collection of accounts receivable in the first quarter 2000 as compared to the first quarter in 1999.

-----------------------------------------------------------

The increase in net cash used in investing activities in the first quarter 2000, as compared to the first quarter 1999, was mainly the result of increased capital expenditures for the clubhouse and fitness center renovation project at Park Place Apartments Phase II.

The increase in net cash used in financing activities in the first quarter 2000, as compared to the first quarter 1999, was mainly a result of reserving $15,000 for the Third Tender Offer (See Notes to Financial Statements "6. Tender Offer")that expires June 27, 2000.

During the three months ended March 31, 2000 and 1999, the Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) cash distribution of $28,067 (2000) and $28,573 (1999), respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The Limited Partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) were $379,289 at March 31, 2000.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the three months ended March 31, 2000 and 1999.


                                                   Cash
                               Net Income      Distributions        Return of
                               Allocated          Declared           Capital
                               ---------          --------           -------

   Limited Partners:
          2000                $  (2,827)        $   27,787         $   27,787
          1999                   (1,917)            28,287             28,287

   General Partner:
          2000                $     (29)        $      280         $      280
          1999                      (19)               286                286

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II(17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause them to fail before the end of their expected useful life. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building).

-----------------------------------------------------------

On March 24, 2000, the Partnership and ORIG, LLC., an affiliate of the Partnership (the "bidders"), filed a tender offer (the "Third Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase 5,000 of the Partnership's Limited Partnership Units at a price of $6.00 per Unit as of the date of the Third Tender Offer. Approximately $48,000 ($30,000 to purchase 5,000 Units plus approximately $18,000 for expenses associated with the Third Tender Offer) is required to purchase all 5,000 Units. The Third Tender Offer stated that the Partnership will purchase the first 2,500 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 2,500 Units are tendered, ORIG, LLC. will purchase up to an additional 2,500 Units. If more than 5,000 Units are tendered, the bidders may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Third Tender Offer. The Third Tender Offer will expire on June 27, 2000 unless extended.

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

Year 2000
---------

During 1999, all divisions of NTS Corporation, including NTS-Properties Associates VII, the General Partner of the Partnership, reviewed the effort necessary to prepare NTS' information systems (IT) and non-information technology with embedded technology (ET) for the Year 2000. The information technology solutions were addressed separately for the Year 2000 since the Partnership saw the need to move to more advanced management and accounting systems made available by new technology and software development during the decade of the 1990's. NTS' property management staff surveyed vendors to evaluate embedded technology in its alarm systems, HVAC controls, telephone systems and other computer associated facilities. Some equipment was replaced, while others had circuitry upgrades.

In 1999, the PILOT software system, purchased in the early 1990's, was replaced by a windows based network system both for NTS' headquarters functions and other locations. The real estate accounting system developed, sold, and supported by the Yardi Company of Santa Barbara, California was selected to replace PILOT.

---------------------

The Yardi system was fully implemented and operational as of December 31, 1999. NTS' system for residential apartment locations was converted to GEAC's Power Site System earlier in 1998. There have been no Year 2000 related problems with either system.

The cost of these advances in NTS' systems technology are not all attributable to the Year 2000 issue since NTS had already identified the need to move to a network based system regardless of the Year 2000. The Partnership's share of the costs involved were approximately $9,000 in 1998 and approximately $36,000 in 1999. These costs include primarily the purchase, lease and maintenance of hardware and software.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

Our primary risk exposure with regards to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At March 31, 2000, a hypothetical 100 basis point increase in interest rates would result in approximately $246,000 decrease in the fair value of debt.

PART II.   OTHER INFORMATION
           -----------------

Item 3. Defaults upon Senior Securities
        -------------------------------

        None.

Item 5. Other Information
        -----------------

        None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a)     Exhibits:

               Exhibit 27. Financial Data Schedule

       (b)     Reports on Form 8-K:

               None.

Items 1,2 and 4 are not applicable and have been omitted.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, NTS-Properties VII, Ltd. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               NTS-PROPERTIES VII, LTD.
                                     -------------------------------------------
                                                     (Registrant)

                                     By:      NTS-Properties Associates VII,
                                              General Partner
                                              By:     NTS Capital Corporation,
                                                      General Partner


                                     /s/ Gregory A. Wells
                                     -------------------------------------------
                                     Gregory A. Wells
                                     Senior Vice President and
                                     Chief Financial Officer of
                                     NTS Capital Corporation




Date: May 12, 2000