Form 10-Q
period 2000-06-30
NTS PROPERTIES VII LTD/FL
filed 2000-08-11
CIK 814222

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 2000
                              --------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                              ---------------------   --------------------------

Commission File Number                           0-17589
                      ----------------------------------------------------------

                            NTS-PROPERTIES VII, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                   61-1119232
-------------------------------------      -------------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                     Identification No.)

         10172 Linn Station Road
         Louisville, Kentucky                            40223
-------------------------------------      -------------------------------------
(Address of principal executive offices)               (Zip Code)

                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                                  [X] Yes           [ ] No

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                          Pages
                                                                          -----

Item 1. Financial Statements

        Balance Sheets as of June 30, 2000 and December 31, 1999          3

        Statement of Partners' Equity as of June 30, 2000                 3

        Statements of Operations for the three months and six months ended
              June 30, 2000 and 1999                                      4

        Statements of Cash Flows for the six months ended
              June 30, 2000 and 1999                                      5

        Notes to Financial Statements                                     6-13

Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations                      14-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk        20

                                     PART II
                                     -------

Item 1. Legal Proceedings                                                 21

Item 2. Changes in Securities                                             21

Item 3. Defaults Upon Senior Securities                                   21

Item 4. Submission of Matters to a Vote of Security Holders               21

Item 5. Other Information                                                 21

Item 6. Exhibits and Reports on Form 8-K                                  21

Signatures                                                                22

PART I.  FINANCIAL INFORMATION
         ---------------------
Item 1.  Financial Statements
         --------------------

                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                                 BALANCE SHEETS
                                 --------------


                                                 As of                 As of
                                                June 30,            December 31,
                                                  2000                 1999*
                                                  ----                 -----
                                               (Unaudited)

ASSETS
------
Cash and equivalents                            $   385,910          $   400,262
Cash and equivalents - restricted                    50,924               40,080
Accounts receivable                                   5,255               21,771
Land, buildings and amenities, net                9,561,589            9,688,537
Other assets                                        117,385              116,993
                                                -----------          -----------

     TOTAL ASSETS                               $10,121,063          $10,267,643
                                                ===========          ===========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                               $ 4,730,516          $ 4,854,355
Accounts payable                                     36,264               97,355
Security deposits                                    26,650               26,475
Other liabilities                                    77,974               24,646
                                                -----------          -----------
     TOTAL LIABILITIES                            4,871,404            5,002,831

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                  5,249,659            5,264,812
                                                -----------          -----------
TOTAL LIABILITIES AND PARTNERS' EQUITY          $10,121,063          $10,267,643
                                                ===========          ===========

                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                                     Limited           General
                                                     Partners          Partner            Total
                                                     --------          -------            -----

PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of  offering costs     $ 10,935,700      $        100      $ 10,935,800
Net loss - prior years                              (2,569,539)          (25,954)       (2,595,493)
Net income - current year                               40,572               410            40,982
Cash distributions declared to date                 (2,689,385)          (27,165)       (2,716,550)
Repurchase of Limited Partnership Units               (415,080)             --            (415,080)
                                                  -------------     -------------     -------------
BALANCES AT JUNE 30, 2000                         $  5,302,268      $    (52,609)     $  5,249,659
                                                  =============     =============     =============


* Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000.

The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                 Three Months Ended         Six Months Ended
                                                       June 30,                 June 30,
                                                       --------                 --------
                                                   2000         1999        2000         1999
                                                   ----         ----        ----         ----


REVENUES
--------
Rental income                                    $492,652     $491,470     $942,272     $946,001
Interest and other income                           6,260       10,242       13,818       12,543
Gain on sale of assets                                 --           --        4,118           --
                                                 --------     --------     --------     --------

     TOTAL REVENUES                               498,912      501,712      960,208      958,544
                                                 --------     --------     --------     --------
EXPENSES
--------
Operating expenses                                 86,837      100,069      168,748      183,751
Operating expenses - affiliated                    65,839       65,018      121,719      131,953
Loss on disposal of assets                             76           --       19,919           --
Interest expense                                   90,237       95,933      181,200      191,427
Management fees                                    25,895       25,803       49,920       48,786
Real estate taxes                                  27,293       27,136       54,586       54,272
Professional and administrative
  expenses                                         21,801       27,124       52,565       48,502
Professional and administrative
  expenses - affiliated                            22,653       15,886       42,244       35,935
Depreciation and amortization                     114,443      120,732      228,325      241,841
                                                 --------     --------     --------     --------

     TOTAL EXPENSES                               455,074      477,701      919,226      936,467
                                                 --------     --------     --------     --------

Net income                                       $ 43,838     $ 24,011     $ 40,982     $ 22,077
                                                 ========     ========     ========     ========

Net income allocated to the Limited Partners     $ 43,400     $ 23,771     $ 40,572     $ 21,856
                                                 ========     ========     ========     ========

Net income per Limited Partnership Unit          $   0.08     $   0.04     $   0.07     $   0.04
                                                 ========     ========     ========     ========

Weighted average number of  Limited
   Partnership Units                              555,736      565,736      555,736      569,603
                                                 ========     ========     ========     ========


The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                                      Six Months Ended
                                                                          June 30,
                                                                          --------

                                                                   2000              1999
                                                                   ----              ----


CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income                                                      $  40,982         $  22,077
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Loss on disposal of assets                                     19,919                --
    Gain on sale of assets                                         (4,118)               --
    Depreciation and amortization                                 228,325           241,841
    Changes in assets and liabilities:
      Cash and equivalents - restricted                             4,156           (10,078)
      Accounts receivable                                          16,516           (20,852)
      Other assets                                                 (3,305)           (6,415)
      Accounts payable                                            (61,091)           (9,247)
      Security deposits                                               175             1,323
      Other liabilities                                            53,328            23,643
                                                                ----------        ----------
     Net cash provided by operating activities                    294,887           242,292
                                                                ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of assets                                        6,934                --
Additions to land, buildings and amenities                       (121,199)          (37,048)
                                                                ----------        ----------
     Net cash used in investing activities                       (114,265)          (37,048)
                                                                ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Cash and equivalents - restricted                                 (15,000)           60,000
Principal payment on mortgages payable                           (123,839)         (115,182)
Cash distributions                                                (56,135)          (57,650)
Repurchase of Limited Partnership Units                                --           (60,000)
                                                                ----------        ----------
     Net cash used in financing activities                       (194,974)         (172,832)
                                                                ----------        ----------
     Net (decrease) increase in cash and equivalents              (14,352)           32,412

CASH AND EQUIVALENTS, beginning of period                         400,262           398,001
                                                                ----------        ----------
CASH AND EQUIVALENTS, end of period                             $ 385,910         $ 430,413
                                                                ==========        ==========
Interest paid on a cash basis                                   $ 182,423         $ 191,428
                                                                ==========        ==========


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the six months ended June 30, 2000 and 1999.

1.   Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   Concentration of Credit Risk
     ----------------------------

     NTS-Properties VII, Ltd. owns and operates, through a joint venture, a commercial rental property in Louisville, Kentucky. A single tenant occupies this commercial property. The Partnership also owns and operates residential rental properties in Louisville and Lexington, Kentucky.

3.   Reclassifications of 1999 Financial Statements
     ----------------------------------------------

     Certain reclassifications have been made to the June 30, 1999 financial statements to conform with the June 30, 2000 classifications. These reclassifications have no effect on previously reported operations.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units through tender offers (See Note 7).

5.   Basis of Property and Depreciation
     ----------------------------------

     Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

     ----------------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the periods ended June 30, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                    June 30,        December 31,
                                                      2000             1999
                                                      ----             ----

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 7.37%,
     due October 15, 2012, secured by land
     and buildings.                                $ 3,817,584       $ 3,876,398

     Mortgage payable to an insurance company,
     bearing interest at a fixed rate of 8.5%,
     due November 15, 2005, secured by land
     and buildings.                                    912,932           977,957
                                                   -----------       -----------

                                                   $ 4,730,516       $ 4,854,355
                                                   ===========       ===========

     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $4,583,000.

7.   Tender Offer
     ------------

     On March 24, 2000, the Partnership and ORIG, LLC., an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Third Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase 5,000 of the Partnership's Limited Partnership Units at a price of $6.00 per Unit as of the date of the Third Tender Offer. Approximately $48,000 ($30,000 to purchase 5,000 Units plus approximately $18,000 for expenses associated with the Third Tender Offer) is required to purchase all 5,000 Units. The Third Tender Offer stated that the Partnership will purchase the first 2,500 Units tendered and will fund its purchases and its portion of the expenses from cash reserves. If more than 2,500 Units are tendered ORIG, LLC. will purchase up to an additional 2,500 Units. If more than 5,000 Units are tendered, the Offerors may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LCC. will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Third Tender Offer. The Third Tender Offer was scheduled to expire on June 27, 2000.

     ------------------------

     On June 23, 2000, the Partnership and ORIG, LLC filed an amendment, to the Third Tender Offer, with the Securities and Exchange Commission. This amendment supplements and amends the Third Tender Offer to extend the expiration date of the Third Tender Offer to August 15, 2000, and to expand the definition of Offerors to include Mr. J.D. Nichols and Mr. Brian F. Lavin, each an affiliate of the issuer. As of the date of this filing, 32,873 Units have been tendered.

8.   Related Party Transactions
     --------------------------

     Property management fees of $49,920 and $48,786 for the six months ended June 30, 2000 and 1999, respectively, were paid to NTS Development Company, an affiliate of the General Partner. The fee is paid monthly in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property pursuant to an agreement with the Partnership. Also pursuant to an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements.

     The Partnership has incurred $5,779 and $2,451 for the six months ended June 30, 2000 and 1999, respectively, as repair and maintenance fees, and has capitalized these costs as part of land, buildings and amenities. The Partnership was also charged the following amounts from NTS Development Company for the six months ended June 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                              Six Months Ended
                                                  June 30,
                                                  --------
                                           2000                  1999
                                           ----                  ----

     Leasing                            $  11,911             $  21,221
     Administrative                        77,517                77,505
     Property Management                   73,969                67,536
     Other                                    682                 4,076
                                        ---------             ---------

                                        $ 164,079             $ 170,338
                                        =========             =========

     On February 7, 2000, ORIG, LLC. (the "Affiliate") purchased Interests in the Partnership and pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 2,251 Interests in the Partnership for a total consideration of $15,082 or an average price of $6.70 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

9.   Commitments and Contingencies
     -----------------------------

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

     The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material adverse effect on the consolidated financial statements of the Partnership.

     The Partnership plans to replace the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause them to fail before the end of their expected useful life. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of June 30, 2000, no roof replacements have been started.

10.  Segment Reporting
     -----------------

     The Partnership's reportable operating segments include residential and commercial real estate operations. The residential operations represent the Partnership's ownership and operating results relative to apartment communities known as The Park at the Willows and Park Place Apartments Phase II. The commercial operations represent the Partnership's ownership and operating results relative to suburban commercial office space known as Blankenbaker Business Center 1A.

     -----------------------------

     The financial information of the operating segments has been prepared using a management approach, which is consistent with the basis and manner in which the Partnership's management internally reports financial information for the purposes of assisting in making operating decisions. The Partnership's management evaluated performance based on stand-alone operating segment net income.


                                              Three Months Ended June 30, 2000
                                              --------------------------------

                                             Residential  Commercial     Total
                                             -----------  ----------     -----

Rental income                                  $414,695    $ 77,957     $492,652
Interest and other income                         1,252          22        1,274
                                               --------    --------     --------
     Total net revenues                        $415,947    $ 77,979     $493,926
                                               --------    --------     --------
Operating expenses and operating expenses -
  affiliated                                   $144,203    $  8,473     $152,676
Loss on disposal of assets                           --          76           76
Interest expense                                 70,481      19,756       90,237
Management fees                                  21,646       4,249       25,895
Real estate taxes                                22,828       4,465       27,293
Depreciation and amortization                    87,651      22,884      110,535
                                               --------    --------     --------
     Total expenses                            $346,809    $ 59,903     $406,712
                                               --------    --------     --------
     Net income                                $ 69,138    $ 18,076     $ 87,214
                                               ========    ========     ========




                                              Three Months Ended June 30, 1999
                                              --------------------------------

                                             Residential   Commercial    Total
                                             -----------   ----------    -----

Rental income                                  $416,906    $ 74,564     $491,470
Interest and other income                         3,142           7        3,149
                                               --------    --------     --------
     Total net revenues                        $420,048    $ 74,571     $494,619
                                               --------    --------     --------
Operating expenses and operating expenses -
  affiliated                                   $154,956    $ 10,131     $165,087
Interest expense                                     --      22,542       22,542
Management fees                                  21,329       4,474       25,803
Real estate taxes                                22,710       4,426       27,136
Depreciation and amortization                    95,025      22,902      117,927
                                               --------    --------     --------
     Total expenses                            $294,020    $ 64,475     $358,495
                                               --------    --------     --------
     Net income                                $126,028    $ 10,096     $136,124
                                               ========    ========     ========


     ------------------------------

                                                Six Months Ended June 30, 2000
                                                ------------------------------

                                             Residential   Commercial    Total
                                             -----------   ----------    -----

Rental income                                  $801,608    $140,664     $942,272
Interest and other income                         2,876          50        2,926
Gain on sale of assets                            4,118          --        4,118
                                               --------    --------     --------
     Total net revenues                        $808,602    $140,714     $949,316
                                               --------    --------     --------
Operating expenses and operating expenses -
  affiliated                                   $274,087    $ 16,380     $290,467
Loss on disposal of assets                       19,843          76       19,919
Interest expense                                140,996      40,204      181,200
Management fees                                  41,720       8,200       49,920
Real estate taxes                                45,656       8,930       54,586
Depreciation and amortization                   174,921      45,786      220,707
                                               --------    --------     --------
     Total expenses                            $697,223    $119,576     $816,799
                                               --------    --------     --------
     Net income                                $111,379    $ 21,138     $132,517
                                               ========    ========     ========




                                                Six Months Ended June 30, 1999
                                                ------------------------------

                                             Residential  Commercial     Total
                                             -----------  ----------     -----

Rental income                                  $796,873    $149,128     $946,001
Interest and other income                         5,444           7        5,451
                                               --------    --------     --------
     Total net revenues                        $802,317    $149,135     $951,452
                                               --------    --------     --------
Operating expenses and operating expenses -
  affiliated                                   $294,495    $ 21,209     $315,704
Interest expense                                     --      45,717       45,717
Management fees                                  40,071       8,715       48,786
Real estate taxes                                45,420       8,852       54,272
Depreciation and amortization                   189,996      45,804      235,800
                                               --------    --------     --------
     Total expenses                            $569,982    $130,297     $700,279
                                               --------    --------     --------
     Net income                                $232,335    $ 18,838     $251,173
                                               ========    ========     ========



     ------------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and six months ended June 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                                 Three Months Ended June 30,
                                                                 ---------------------------
                                                                     2000             1999
                                                                     ----             ----

NET REVENUES
------------
Total revenues for reportable segments                            $ 493,926        $ 494,619
Other income for Partnership                                          4,986           17,188
Eliminations                                                             --          (10,095)
                                                                  ----------       ----------
     Total consolidated net revenues                              $ 498,912        $ 501,712
                                                                  ==========       ==========


INTEREST EXPENSE
----------------
Interest expense for reportable segments                          $  90,237        $  22,542
Interest expense for Partnership                                         --           73,391
                                                                  ----------       ----------
     Total interest expense                                       $  90,237        $  95,933
                                                                  ==========       ==========
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments       $ 110,535        $ 117,927
Depreciation and amortization for Partnership                         7,830            6,727
Eliminations                                                         (3,922)          (3,922)
                                                                  ----------       ----------
     Total depreciation and amortization                          $ 114,443        $ 120,732
                                                                  ==========       ==========
NET INCOME (LOSS)
-----------------
Total net income for reportable segments                          $  87,214        $ 136,124
Net loss for Partnership                                            (29,223)        (105,939)
Eliminations                                                        (14,153)          (6,174)
                                                                  ----------       ----------
     Total net income                                             $  43,838        $  24,011
                                                                  ==========       ==========


    ------------------------------

                                                                  Six Months Ended June 30,
                                                                  -------------------------
                                                                     2000             1999
                                                                     ----             ----

NET REVENUES
------------
Total revenues for reportable segments                            $ 949,316        $ 951,452
Other income for Partnership                                         10,892           25,930
Eliminations                                                             --          (18,838)
                                                                  ----------        ----------
     Total consolidated net revenues                              $ 960,208         $ 958,544
                                                                  ==========        ==========

INTEREST EXPENSE
----------------
Interest expense for reportable segments                          $ 181,200        $  45,717
Interest expense for Partnership                                         --          145,710
                                                                  ----------       ----------
     Total interest expense                                       $ 181,200        $ 191,427
                                                                  ==========       ==========
DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments       $ 220,707        $ 235,800
Depreciation and amortization for Partnership                        15,453           13,884
Eliminations                                                         (7,835)          (7,843)
                                                                  ----------       ----------
     Total depreciation and amortization                          $ 228,325        $ 241,841
                                                                  ==========       ==========
NET INCOME (LOSS)
-----------------
Total net income for reportable segments                          $ 132,517        $ 251,173
Net loss for Partnership                                            (78,232)        (218,101)
Eliminations                                                        (13,303)         (10,995)
                                                                  ----------       ----------
     Total net income                                             $  40,982        $  22,077
                                                                  ==========       ==========


11.  Recent Accounting Pronouncement
     -------------------------------

     The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF
     reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the
     Partnership's 1999 Form 10-K Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

     The consensus is applicable to financial statements for annual periods ending after June 15, 2000. Upon application of the consensus, all comparative financial statements shall be restated to conform with the consensus. The application of this consensus will not result in a restatement of previously reported partners' equity or results of operations, but will result in a recharacterization or reclassification of certain financial statements' captions and amounts. The Partnership plans to restate its financial statements using the equity method to account for its joint venture investments for the year ending December 31, 2000.

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

Cautionary Statements
---------------------

Some of the statements included in this Item 2 may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates," "believes" or "expects," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revision to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of June 30 were as follows:


                                                    Six Months Ended June 30,
                                                    -------------------------
                                                    2000                1999
                                                    ----                ----

Wholly-owned Properties
-----------------------

The Park at the Willows (1)                          77%                 94%
Park Place Apartments Phase II                       88%                 88%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties Plus, Ltd.
----------------------------------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A (31.34%)            100%                100%

(1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties during the three months and six months ended June 30 were as follows:

                                                   Three Months      Six Months
                                                     Ended             Ended
                                                    June 30,          June 30,
                                                    --------          --------
                                                   2000    1999    2000    1999
                                                   ----    ----    ----    ----

Wholly-owned Properties
-----------------------

The Park at the Willows (1)                         74%     95%     73%     92%
Park Place Apartments Phase II                      87%     86%     84%     84%

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties Plus, Ltd.
----------------------------------------------
(Ownership % at June 30, 2000)
------------------------------

Blankenbaker Business Center 1A (31.34%)           100%    100%    100%    100%

(1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and other income generated by the Partnership's properties for the three months and six months ended June 30 were as follows:

                                              Three Months         Six Months
                                                 Ended               Ended
                                                June 30,            June 30,
                                                --------            --------
                                              2000     1999      2000     1999
                                              ----     ----      ----     ----

Wholly-owned Properties
-----------------------

The Park at the Willows                     $ 76,153 $ 89,274  $146,323 $173,413
Park Place Apartments Phase II              $339,795 $330,775  $662,278 $628,905

Property Owned in Joint Venture with
------------------------------------
NTS-Properties IV and NTS-Properties
------------------------------------
Plus, Ltd. (Ownership % at June 30, 2000)
-----------------------------------------
                                            $ 77,978 $ 74,571  $140,714 $149,135
Blankenbaker Business Center 1A (31.34%) (1)

(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the Joint Venture was 31.34% during the three months and six months ended June 30, 2000 and 1999.

---------------------------------

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financings.

The following is an analysis of material changes in the results of operations for the periods ending June 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Operating expenses decreased approximately $13,200 or 13% and $15,000 or 8% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, mainly as a result of decreased cable expense at Park Place Apartments Phase II (starting in the year 2000 residents are responsible for their own cable). The decrease is also due to decreased landscaping (switched to a monthly service contract in 2000) and utilities (Park Place Apartments Phase III now shares in the common area expenses with Park
Place Apartments Phases I and II) at Park Place Apartments Phase II. The decrease is partially offset by increased landscaping (switched lawncare providers) and increased repairs and maintenance costs (due to turnover of apartments) at The Park at the Willows.

Operating expenses - affiliated decreased approximately $10,200 or 8% for the six months ended June 30, 2000, as compared to the same period in 1999, as a result of decreased personnel costs at Park Place Apartments Phase II due to changes in staff, and decreased overhead costs allocated at Blankenbaker Business Center 1A due to personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The loss on disposal of assets of approximately $19,900 for the six months ended June 30, 2000, is the result of the retirement of assets that were not fully depreciated. The retirements were the result of exterior renovations at The Park at The Willows.

Interest expense decreased approximately $5,700 or 6% and $10,200 or 5% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999. This decrease is due to principal payments made on mortgages payable.

Professional and administrative expenses decreased approximately $5,300 or 20% for the three months ended June 30, 2000, as compared to the same period in 1999. This decrease is due primarily to decreased information processing services, legal fees related to tender offers and outside accounting fees.

Professional and administrative expenses increased approximately $4,000 or 8% for the six months ended June 30, 2000, as compared to the same period in 1999, as a result of increased general legal costs.

---------------------------------

Professional and administrative expenses - affiliated increased approximately $6,800 or 43% and $6,300 or 18% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of increased finance and accounting salary costs due to changes in staff. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense decreased approximately $6,300 or 5% and $13,500 or 6% for the three months and six months ended June 30, 2000, respectively, as compared to the same periods in 1999, as a result of assets with shorter lives at the Partnership's residential properties having become fully depreciated. The decrease is also a result of the sale of clubhouse furniture, of which some was not fully depreciated, at Park Place Apartments Phase II. The decrease is partially offset by the addition of fitness center renovation costs, landscaping costs, and the cost of a traffic light at Park Place Apartments Phase II, and exterior renovation costs at The Park at the Willows.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                                       Six Months Ended June 30,
                                                       -------------------------
                                                          2000           1999
                                                          ----           ----

Operating activities                                   $ 294,887      $ 242,292
Investing activities                                    (114,265)       (37,048)
Financing activities                                    (194,974)      (172,832)
                                                       ----------     ----------
     Net (decrease) increase in cash and equivalents   $ (14,352)     $  32,412
                                                       ==========     ==========

Net cash provided by operating activities increased approximately $52,600 or 22% for the six months ended June 30, 2000, as compared to the same period in 1999. The increase in net cash provided by operating activities was driven primarily by increased collection of accounts receivable and increased escrow for property taxes in 2000. The increase is partially offset by a decrease in accounts payable in 2000.

The increase in net cash used in investing activities for the six months ended June 30, 2000, as compared to the same period in 1999, was mainly the result of increased capital expenditures for the clubhouse, fitness center and exterior renovation projects at Park Place Apartments Phase II and studio renovations at The Park at the Willows.

The increase in net cash used in financing activities for the six months ended June 30, 2000, as compared to the same period in 1999, was mainly a result of reserving $15,000 for the Third Tender Offer (See Notes to Financial Statements
- Note 7) that expires August 15, 2000. The increase is also due to increased principal payments made on mortgages payable.

-----------------------------------------------------------

During the six months ended June 30, 2000 and 1999, the Partnership used cash flow from operations and cash on hand to pay a 1% (annualized) cash distribution of $56,135 (2000) and $57,145 (1999), respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The Limited Partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) were $385,910 at June 30, 2000.

The table below presents that portion of the distributions that represent a return of capital on a GAAP basis for the six months ended June 30, 2000 and 1999.


                                Net Income   Cash Distributions      Return of
                                Allocated         Declared            Capital
                                ---------         --------            -------

Limited Partners:
                    2000         $ 40,572          $ 55,574          $ 15,002
                    1999           21,856            56,574            34,718

General Partner:
                    2000         $    410          $    561          $    151
                    1999              221               571               350

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause them to fail before the end of their expected useful life. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total costs of replacing all of the roofs is estimated to be $340,000 ($20, 000 per building). As of June 30, 2000, no roof replacements have been started.

On March 24, 2000, the Partnership and ORIG, LLC., an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Third Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase 5,000 of the Partnership's Limited Partnership Units at a price of $6.00 per Unit as of the date of the Third Tender Offer. Approximately $48,000 ($30,000 to purchase 5,000 Units plus approximately $18,000 for expenses associated with the Third Tender Offer) is required to purchase all 5,000 Units. The Third Tender Offer stated that the Partnership will purchase the first 2,500 Units tendered and will fund its purchase and its portion of the expenses from cash reserves. If more than 2,500 Units are tendered, ORIG, LLC. will purchase up to an additional 2,500 Units. If more than 5,000 Units are tendered, the Offerors may choose to acquire the additional Units on a pro rata basis. Units that are acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC. will be held by it. The General Partner, NTS-

-----------------------------------------------------------

Properties Associates VII, does not intend to participate in the Third Tender Offer. The Third Tender Offer was scheduled to expire on June 27, 2000.

On June 23, 2000, the Partnership and ORIG, LLC. filed an amendment, to the Third Tender Offer, with the Securities and Exchange Commission. This amendment supplements and amends the Third Tender Offer to extend the expiration date of the Third Tender Offer to August 15, 2000 and to expand the definition of Offerors to include Mr. J.D. Nichols and Mr. Brian F. Lavin, each an affiliate of the issuer. As of the date of this filing, 32,873 Units have been tendered.

In an effort to continue to improve occupancy levels at the Partnership's residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and works with current residents on lease renewals.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At June 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $240,000 decrease in the fair value of debt.

PART II.          OTHER INFORMATION
                  -----------------

Item 1.           Legal Proceedings
                  -----------------

                  Not applicable.

Item 2.           Changes in Securities
                  ---------------------

                  Not applicable.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  Not applicable.

Item 5.           Other Information
                  -----------------

                  Not applicable.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  a)       Exhibits:

                           Exhibit 27.      Financial Data Schedule

                  b)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NTS-Properties VII, Ltd.
                                      ------------------------------------------
                                                   (Registrant)

                                      By:      NTS-Properties Associates VII,
                                               General Partner
                                               By:      NTS Capital Corporation,
                                                        General Partner



                                      /s/ Gregory A. Wells
                                      ------------------------------------------
                                      Gregory A. Wells
                                      Senior Vice President and
                                      Chief Financial Officer of
                                      NTS Capital Corporation

Date: August 11, 2000