Form 10-Q
period 2000-09-30
NTS PROPERTIES VII LTD/FL
filed 2000-11-13
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2000
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------    -----------------------

Commission File Number                         0-17589
                       ---------------------------------------------------------

                            NTS-PROPERTIES VII, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Florida                                         61-1119232
---------------------------------------------              ---------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                             Identification No.)

         10172 Linn Station Road
          Louisville, Kentucky                                      40223
---------------------------------------------              ---------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1. Financial Statements

        Balance Sheets as of September 30, 2000 and December 31, 1999          3

        Statement of Partners' Equity as of September 30, 2000                 3

        Statements of Operations for the three months and nine months ended
          September 30, 2000 and 1999                                          4

        Statements of Cash Flows for the nine months ended
          September 30, 2000 and 1999                                          5

        Notes to Financial Statements                                       6-13

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        14-19

Item 3. Quantitative and Qualitative Disclosures About Market Risk            20


                                     PART II
                                     -------

Item 1. Legal Proceedings                                                     21

Item 2. Changes in Securities                                                 21

Item 3. Defaults Upon Senior Securities                                       21

Item 4. Submission of Matters to a Vote of Security Holders                   21

Item 5. Other Information                                                     21

Item 6. Exhibits and Reports on Form 8-K                                      21

Signatures                                                                    22

PART I. FINANCIAL INFORMATION
-----------------------------
Item 1. Financial Statements
----------------------------


                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                                 BALANCE SHEETS
                                 --------------

                                                                            As of                      As of
                                                                        September 30,               December 31
                                                                             2000                      1999*
                                                                     -------------------        -------------------
                                                                         (UNAUDITED)

ASSETS
------
Cash and equivalents                                                  $          432,454        $           400,262
Cash and equivalents - restricted                                                 42,195                     40,080
Accounts receivable                                                               16,895                     21,771
Land, buildings and amenities, net                                             9,462,999                  9,688,537
Other assets                                                                     142,947                    116,993
                                                                       -----------------         ------------------

     TOTAL ASSETS                                                     $       10,097,490        $        10,267,643
                                                                       =================         ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgages payable                                                     $        4,667,088        $         4,854,355
Accounts payable                                                                  96,289                     97,355
Distributions payable                                                             27,941                          -
Security deposits                                                                 26,850                     26,475
Other liabilities                                                                113,805                     24,646
                                                                       -----------------         ------------------

     TOTAL LIABILITIES                                                         4,931,973                  5,002,831

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                               5,165,517                  5,264,812
                                                                       -----------------         ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                                $       10,097,490        $        10,267,643
                                                                       =================         ==================



                          STATEMENT OF PARTNERS' EQUITY
                          -----------------------------


                                                     Limited Partners        General Partner             Total
                                                   --------------------    --------------------  ---------------------
PARTNERS' EQUITY/(DEFICIT)
-------------------------
Capital contributions, net of  offering costs       $        10,935,700    $               100    $         10,935,800
Net loss - prior years                                       (2,569,539)               (25,954)             (2,595,493)
Net loss - current year                                            (217)                    (2)                   (219)
Cash distributions declared to date                          (2,717,046)               (27,445)             (2,744,491)
Repurchase of Limited Partnership Units                        (430,080)                     -                (430,080)
                                                     ------------------     ------------------     -------------------

BALANCES AT September 30, 2000                      $         5,218,818    $           (53,301)   $          5,165,517
                                                     ==================     ==================     ===================


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


                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (UNAUDITED)
                                   -----------

                                                         Three Months Ended                Nine Months Ended
                                                           September 30,                      September 30,
                                                  --------------------------------   ------------------------------
                                                       2000             1999             2000             1999
                                                  ---------------  ---------------   -------------   --------------

REVENUES
--------
Rental income                                      $      489,468    $     514,892     $ 1,431,741      $ 1,460,339
Interest and other income                                  11,003            4,505          24,820           17,602
Gain on sale of assets                                          -                -           4,118                -
                                                    -------------     ------------      ----------       ----------

     TOTAL REVENUES                                       500,471          519,397       1,460,679        1,477,941
                                                    -------------     ------------      ----------       ----------

EXPENSES
--------
Operating expenses                                        145,835          118,014         314,587          301,766
Operating expenses - affiliated                            64,695           65,684         186,414          197,637
Loss on disposal of assets                                 34,690                -          54,608                -
Interest expense                                           89,524           94,775         270,724          286,203
Management fees                                            26,348           27,728          76,268           76,514
Real estate taxes                                          29,854           27,136          84,439           81,407
Professional and administrative expenses                   13,983           31,454          66,546           79,956
Professional and administrative
   expenses - affiliated                                   21,423           17,614          63,667           53,549
Depreciation and amortization                             115,321          115,989         343,645          357,830
                                                    -------------     ------------      ----------       ----------

     TOTAL EXPENSES                                       541,673          498,394       1,460,898        1,434,862
                                                    -------------     ------------      ----------       ----------

Net (loss) income                                  $      (41,202)   $      21,003     $      (219)     $    43,079
                                                    =============     ============      ==========       ==========

Net (loss) income allocated to the
   Limited Partners                                $      (40,790)   $      20,793     $      (217)     $    42,648
                                                    =============     ============      ==========       ==========

Net (loss)  income per Limited
   Partnership Unit                                $        (0.07)   $        0.04     $    ( 0.00)     $      0.08
                                                    =============     ============      ==========       ==========

Weighted average number of  Limited
   Partnership Units                                      554,622          565,736         555,362          568,300
                                                    =============     ============      ==========       ==========


The accompanying notes to financial statements are an integral part of these statements.


                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          --------------------------------------------
                                                                                2000                       1999
                                                                          -----------------          -----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (loss) income                                                         $            (219)         $          43,079
Adjustments to reconcile net income to net cash provided
  by operating activities:
    Loss on disposal of assets                                                       54,608                          -
    Gain on sale of assets                                                           (4,118)                         -
    Depreciation and amortization                                                   343,645                    357,830
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                              (2,115)                    44,898
      Accounts receivable                                                             4,876                    (12,269)
      Other assets                                                                  (30,234)                     8,656
      Accounts payable                                                               (1,066)                    17,356
      Security deposits                                                                 375                      2,398
      Other liabilities                                                              89,159                     49,835
                                                                           ----------------           ----------------

     Net cash provided by operating activities                                      454,911                    511,783
                                                                           ----------------           ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of assets                                                          6,934                          -
Additions to land, buildings and amenities                                         (171,251)                   (73,745)
                                                                           ----------------           ----------------

     Net cash used in investing activities                                         (164,317)                   (73,745)
                                                                           ----------------           ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Cash and equivalents - restricted                                                         -                    (60,000)
Principal payment on mortgages payable                                             (187,267)                  (173,543)
Cash distributions                                                                  (56,135)                   (86,222)
Repurchase of Limited Partnership Units                                             (15,000)                   (60,000)
                                                                           ----------------           ----------------

     Net cash used in financing activities                                         (258,402)                  (379,765)
                                                                           ----------------           ----------------

     Net increase in cash and equivalents                                            32,192                     58,273

CASH AND EQUIVALENTS, beginning of period                                           400,262                    398,001
                                                                           ----------------           ----------------

CASH AND EQUIVALENTS, end of period                                       $         432,454          $         456,274
                                                                           ================           ================

Interest paid on a cash basis                                             $         272,124          $         286,203
                                                                           ================           ================


The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

The unaudited financial statements included herein should be read in conjunction with the Partnership's 1999 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2000. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the nine months ended September 30, 2000 and 1999.

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

     It is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, ending in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 14% of the Partnership's total revenues for the nine months ended September 30, 2000. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact SHPS, Inc. is under lease until July 2005 and no official notice of termination has been received.

3.   Reclassifications of 1999 Financial Statements
     ----------------------------------------------

     Certain  reclassifications  have  been  made  to  the  September  30,  1999
     financial   statements   to   conform   with   the   September   30,   2000
     classifications. These reclassifications have no effect on previously reported operations.

4.   Cash and Equivalents - Restricted
     ---------------------------------

     Cash and equivalents - restricted represents funds received for residential security deposits, funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements, and funds reserved by the Partnership for the purchase of Limited Partnership Units through tender offers (See Notes to Financial Statements - Note 7).

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

     Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended September 30, 2000 and 1999 did not result in any impairment loss.

6.   Mortgages Payable
     -----------------

     Mortgages payable consist of the following:


                                                                     September 30, 2000             December 31, 1999
                                                                ----------------------------    --------------------------
     Mortgage  payable to an insurance  company, bearing
     interest at a fixed rate of 7.37%, due October 15,
     2012, secured by land and buildings.                        $                 3,787,716     $               3,876,398

     Mortgage payable to an insurance company, bearing
     interest at a fixed rate of 8.5%, due November 15,
     2005, secured by land and buildings.                                            879,372                       977,957
                                                                  --------------------------      ------------------------

                                                                 $                 4,667,088     $               4,854,355
                                                                  ==========================      ========================


     Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $4,522,000.

7.   Tender Offer
     ------------

     On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Third Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase 5,000 of the Partnership's Limited Partnership Units at a price of $6.00 per Unit. The Third Tender Offer stated that the Partnership would purchase the first 2,500 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. If more than 2,500 Units were tendered ORIG, LLC would purchase up to an additional 2,500 Units. If more than 5,000 Units were tendered, the Offerors had the option to acquire the additional Units on a pro rata basis. The Third Tender Offer was scheduled to expire on June 27, 2000.

     ------------------------

     On June 23, 2000, the Partnership and ORIG, LLC filed an amendment to the Third Tender Offer which extended the expiration date of the Third Tender Offer to August 15, 2000.

     On August 15, 2000 the Third Tender Offer expired. A total of 39,220 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 2,500 Units at a cost of $15,000 and ORIG, LLC purchased 36,720 Units at a cost of $220,320. The expenses associated with the Third Tender Offer were approximately $19,040 of which the Partnership incurred $1,257 and ORIG incurred $17,783. Units acquired by the Partnership will be retired. Units acquired by ORIG, LLC will be held by it. The General
     Partner, NTS-Properties Associates VII, did not participate in the Third Tender Offer.

8.   Related Party Transactions
     --------------------------

     Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the residential properties and 6% of the gross revenues from the commercial property. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

     The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                          -------------------------------------------
                                                                                 2000                     1999
                                                                          ------------------       ------------------
Property management fees                                                   $          76,268        $          76,514
                                                                            ----------------         ----------------

     Total property management fees                                                   76,268                   76,514
                                                                            ----------------         ----------------

Property management                                                                  111,250                  106,202
Leasing                                                                               18,952                   30,049
Administrative - operating                                                            55,111                   61,161
Other                                                                                  1,101                      225
                                                                            ----------------         ----------------

     Total operating expenses -affiliated                                            186,414                  197,637
                                                                            ----------------         ----------------

Administrative - professional                                                         63,667                   53,549
                                                                            ----------------         ----------------

     Total professional and administrative expenses - affiliated                      63,667                   53,549
                                                                            ----------------         ----------------

Repairs and maintenance fee                                                            7,774                    4,295
Construction management                                                                  116                        -
                                                                            ----------------         ----------------

     Total related party transactions capitalized                                      7,890                    4,295
                                                                            ----------------         ----------------

     Total related party transactions                                      $         334,239        $         331,995
                                                                            ================         ================


     --------------------------------------

     On February 7, 2000, ORIG, LLC (the "Affiliate") purchased Interests in the Partnership and pursuant to an Agreement, Bill of Sale and Assignment by and among the Affiliate and four investors in the Partnership (the "Purchase Agreement"). The Affiliate purchased 2,251 Interests in the Partnership for a total consideration of $15,082 or an average price of $6.70 per Interest. The Affiliate paid these investors a premium above the purchase price previously offered for Interests pursuant to prior tender offers because this purchase allowed the Affiliate to purchase substantial numbers of Interests without incurring the significant expenses involved with a tender offer and multiple transfers.

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

     The Partnership plans to replace the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause them to fail before the end of their expected useful life. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of September 30, 2000, no roof replacements have been started.

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


                                                                   Three Months Ended September 30, 2000
                                                          -------------------------------------------------------

                                                            Residential         Commercial            Total
                                                          ---------------    ----------------   -----------------
Rental income                                               $     417,577       $      71,891        $    489,468
Interest and other income                                           4,257                  48               4,305
                                                             ------------        ------------         -----------

     Total net revenues                                     $     421,834       $      71,939        $    493,773
                                                             ------------        ------------         -----------

Operating expenses and operating expenses -
  affiliated                                                $     200,271       $      10,259        $    210,530
Loss on disposal of assets                                         34,690                   -              34,690
Interest expense                                                   70,474              19,050              89,524
Management fees                                                    21,910               4,438              26,348
Real estate taxes                                                  21,925               7,929              29,854
Depreciation and amortization                                      88,728              22,889             111,617
                                                             ------------        ------------         -----------

     Total expenses                                         $     437,998       $      64,565        $    502,563
                                                             ------------        ------------         -----------

     Net (loss)  income                                     $     (16,164)      $       7,374        $     (8,790)
                                                             ============        ============         ===========



                                                                   Three Months Ended September 30, 1999
                                                          --------------------------------------------------------

                                                            Residential          Commercial            Total
                                                          ---------------     -----------------   ----------------
Rental income                                               $     443,241         $      71,651       $    514,892
Interest and other income                                           1,069                     -              1,069
                                                             ------------          ------------        -----------

     Total net revenues                                     $     444,310         $      71,651       $    515,961
                                                             ------------          ------------        -----------

Operating expenses and operating expenses -
  affiliated                                                $     173,157         $      10,541       $    183,698
Interest expense                                                        -                21,896             21,896
Management fees                                                    23,525                 4,203             27,728
Real estate taxes                                                  22,710                 4,426             27,136
Depreciation and amortization                                      89,385                22,902            112,287
                                                             ------------          ------------        -----------

     Total expenses                                         $     308,777         $      63,968       $    372,745
                                                             ------------          ------------        -----------

     Net income                                             $     135,533         $       7,683       $    143,216
                                                             ============          ============        ===========


     ------------------------------


                                                                   Nine Months Ended September 30, 2000
                                                          -------------------------------------------------------

                                                            Residential         Commercial            Total
                                                          ---------------    ----------------   -----------------
Rental income                                                $  1,219,186        $    212,555         $ 1,431,741
Interest and other income                                           7,132                  98               7,230
Gain on sale of assets                                              4,118                   -               4,118
                                                              -----------         -----------          ----------

     Total net revenues                                      $  1,230,436        $    212,653         $ 1,443,089
                                                              -----------         -----------          ----------

Operating expenses and operating expenses -
  affiliated                                                 $    474,362        $     26,639         $   501,001
Loss on disposal of assets                                         54,532                  76              54,608
Interest expense                                                  211,470              59,254             270,724
Management fees                                                    63,630              12,638              76,268
Real estate taxes                                                  67,580              16,859              84,439
Depreciation and amortization                                     263,648              68,676             332,324
                                                              -----------         -----------          ----------

     Total expenses                                          $  1,135,222        $    184,142         $ 1,319,364
                                                              -----------         -----------          ----------

     Net income                                              $     95,214        $     28,511         $   123,725
                                                              ===========         ===========          ==========



                                                                   Nine Months Ended September 30, 1999
                                                          -------------------------------------------------------

                                                            Residential         Commercial            Total
                                                          ---------------    ----------------   -----------------
Rental income                                                $  1,239,560        $    220,779        $  1,460,339
Interest and other income                                           7,068                   7               7,075
                                                              -----------         -----------          ----------

     Total net revenues                                      $  1,246,628        $    220,786        $  1,467,414
                                                              -----------         -----------          ----------

Operating expenses and operating expenses -
  affiliated                                                 $    467,653        $     31,750        $    499,403
Interest expense                                                        -              67,612              67,612
Management fees                                                    63,596              12,918              76,514
Real estate taxes                                                  68,130              13,277              81,407
Depreciation and amortization                                     279,379              68,707             348,086
                                                              -----------         -----------         -----------

     Total expenses                                          $    878,758        $    194,264        $  1,073,022
                                                              -----------         -----------         -----------

     Net income                                              $    367,870        $     26,522        $    394,392
                                                              ===========         ===========         ===========


     ------------------------------

     A reconciliation of the totals reported for the operating segments to the applicable line items in the consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999 is necessary given amounts recorded at the Partnership level and not allocated to the operating properties for internal reporting purposes.


                                                                            Three Months Ended September 30,
                                                                        -----------------------------------------
                                                                               2000                   1999
                                                                        ------------------     ------------------
NET REVENUES
------------
Total revenues for reportable segments                                  $          493,773     $          515,961
Other income for Partnership                                                         6,698                  3,436
                                                                         -----------------      -----------------

     Total consolidated net revenues                                    $          500,471     $          519,397
                                                                         =================      =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments                                $           89,524     $           21,896
Interest expense for Partnership                                                         -                 72,879
                                                                         -----------------      -----------------

     Total interest expense                                             $           89,524     $           94,775
                                                                         =================      =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments             $          111,617     $          112,287
Depreciation and amortization for Partnership                                        7,633                  7,624
Eliminations                                                                        (3,929)                (3,922)
                                                                         -----------------      -----------------

     Total depreciation and amortization                                $          115,321     $          115,989
                                                                         =================      =================

NET INCOME (LOSS)
----------------
Total net (loss) income for reportable segments                         $           (8,790)    $          143,216
Net loss for Partnership                                                           (28,967)              (118,453)
Eliminations                                                                        (3,445)                (3,760)
                                                                         -----------------      -----------------

     Total net (loss) income                                            $          (41,202)    $           21,003
                                                                         =================      =================


     ------------------------------


                                                                            Nine Months Ended September 30,
                                                                      -------------------------------------------
                                                                              2000                   1999
                                                                      --------------------    -------------------
NET REVENUES
------------
Total revenues for reportable segments                                $          1,443,089     $        1,467,414
Other income for Partnership                                                        17,590                 10,527
                                                                       -------------------      -----------------

     Total consolidated net revenues                                  $          1,460,679     $        1,477,941
                                                                       ===================      =================

INTEREST EXPENSE
----------------
Interest expense for reportable segments                              $            270,724     $           67,612
Interest expense for Partnership                                                         -                218,591
                                                                       -------------------      -----------------

     Total interest expense                                           $            270,724     $          286,203
                                                                       ===================      =================

DEPRECIATION AND AMORTIZATION
-----------------------------
Total depreciation and amortization for reportable segments           $            332,324     $          348,086
Depreciation and amortization for Partnership                                       23,087                 21,508
Eliminations                                                                       (11,766)               (11,764)
                                                                       -------------------      -----------------

     Total depreciation and amortization                              $            343,645     $          357,830
                                                                       ===================      =================

NET INCOME (LOSS)
----------------
Total net income for reportable segments                              $            123,725     $          394,392
Net loss for Partnership                                                          (107,199)              (336,554)
Eliminations                                                                       (16,745)               (14,759)
                                                                       -------------------      -----------------

     Total net (loss)  income                                         $               (219)    $           43,079
                                                                       ===================      =================


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

Results of Operations
---------------------

The occupancy levels at the Partnership's properties as of September 30 were as follows:

                                                                                 Nine Months Ended September 30,
                                                                         -----------------------------------------------
                                                                                2000                        1999
                                                                         -------------------         -------------------
Wholly-owned Properties
-----------------------
The Park at the Willows                                                          92%                         90%
Park Place Apartments Phase II (1)                                               83%                         92%

Property Owned in Joint Venture with NTS-Properties IV and
----------------------------------------------------------
NTS-Properties Plus, Ltd. (Ownership % at September 30, 2000)
-------------------------------------------------------------

Blankenbaker Business Center 1A (31.34%)                                        100%                        100%


(1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties during the three months and nine months ended September 30 were as follows:

                                                                         Three Months Ended             Nine Months Ended
                                                                           September 30,                  September 30,
                                                                    ----------------------------    --------------------------
                                                                        2000            1999           2000           1999
                                                                    ------------     -----------    -----------    -----------
Wholly-owned Properties
-----------------------
The Park at the Willows (1)                                             86%              89%            77%            91%
Park Place Apartments Phase II (1)                                      85%              91%            85%            86%

Property Owned in Joint Venture with NTS-Properties IV and
----------------------------------------------------------
NTS-Properties Plus, Ltd. (Ownership % at September 30,
-------------------------------------------------------
2000)
-----

Blankenbaker Business Center 1A (31.34%)                                100%            100%           100%           100%


(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and other income generated by the Partnership's properties for the three months and nine months ended September 30 were as follows:

                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                 ------------------------  -------------------------
                                                                    2000         1999          2000         1999
                                                                 ----------  ------------  ------------ ------------
Wholly-owned Properties
-----------------------
The Park at the Willows                                          $   76,514  $     83,292  $    222,837 $    256,704
Park Place Apartments Phase II                                   $  345,320  $    361,019  $  1,007,598 $    989,924

Property Owned in Joint Venture with NTS-Properties IV and NTS-Properties Plus, Ltd. (Ownership % at
September 30, 2000)

Blankenbaker Business Center 1A (31.34%) (1)                     $   71,939  $     71,651  $    212,653 $    220,786


(1) Revenues shown in this table represent the Partnership's share of revenues generated by Blankenbaker Business Center 1A. The Partnership's percentage interest in the Joint Venture was 31.34% during the three months and nine months ended September 30, 2000 and 1999.

---------------------------------

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financings.

It is the Partnership's understanding that SHPS, Inc. does not intend to continue to occupy the space at Blankenbaker Business Center 1A through the duration of its lease, ending in July 2005. The Partnership's proportionate share of the rental income from this property accounted for approximately 14% of the Partnership's total revenues for the nine months ended September 30, 2000. The Partnership has not yet determined the effect, if any, on the Partnership's operations, given the fact SHPS, Inc. is under lease until July 2005 and no official notice of termination has been received.

The following is an analysis of material changes in the results of operations for the periods ending September 30, 2000 and 1999. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Other income increased approximately $6,500 or 144% and $7,200 or 41% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, mainly as a result of increased interest earned on bank accounts.

Operating expenses increased approximately $27,800 or 24% for the three months ended September 30, 2000, as compared to the same period in 1999, mainly as a result of increased repair and maintenance costs at Park Place Apartments Phase II, which consisted of increased wood replacement partially offset by decreased roof repairs and floor covering. The increase is also a result of increased landscaping costs at Park Place Apartments Phase II and Blankenbaker Business Center 1A and increased pool maintenance at The Park at the Willows. The increase is partially offset by decreased cable expense at Park Place Apartments Phase II (starting in the year 2000 residents are responsible for their own cable) and decreased landscaping at The Park at the Willows.

Operating expenses - affiliated decreased approximately $11,200 or 6% for the nine months ended September 30, 2000, as compared to the same period in 1999, as a result of decreased personnel costs at Park Place Apartments Phase II due to a portion of these costs being allocated to Park Place Apartments Phase III, which was not in full operation as of September 30, 1999. The decrease is also a result of decreased overhead costs allocated at Blankenbaker Business Center 1A due to personnel status changes. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

The loss on disposal of assets of approximately $54,608 for the nine months ended September 30, 2000, is the result of the retirement of assets that were not fully depreciated. The retirements were the result of a clubhouse renovation project at Park Place Apartments Phase II and exterior renovations at The Park at The Willows. The loss on disposal of assets of approximately $34,690 for the three months ended September 30, 2000, is a result of the clubhouse renovation project at Park Place Apartments Phase II.

---------------------------------

Interest expense decreased approximately $5,300 or 6% and $15,500 or 5 % for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This decrease is due to principal payments made on mortgages payable.

Professional and administrative expenses decreased approximately $17,500 or 56% and $13,400 or 17% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999. This decrease is due primarily to decreased legal fees related to tender offers, outside accounting fees and printing expense related to tender offers.

Professional and administrative expenses - affiliated increased approximately $3,800 or 22% and $10,100 or 19% for the three months and nine months ended September 30, 2000, respectively, as compared to the same periods in 1999, primarily as a result of increased finance and accounting salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and amortization expense decreased approximately $14,200 or 4% for the nine months ended September 30, 2000, as compared to the same period in 1999, as a result of assets with shorter lives at the Partnership's residential properties having become fully depreciated. The decrease is also a result of the sale of clubhouse furniture, of which some was not fully depreciated, at Park Place Apartments Phase II. The decrease is partially offset by the addition of clubhouse renovation costs, fitness center renovation costs, landscaping costs, and the cost of a traffic light at Park Place Apartments Phase II, and exterior renovation costs at The Park at the Willows.

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

Consolidated Cash Flows and Financial Condition
-----------------------------------------------
Cash flows provided by (used in):


                                                                            Nine Months Ended September 30,
                                                                    ------------------------------------------------
                                                                            2000                        1999
                                                                    ---------------------       --------------------
Operating activities                                                $              454,911      $            511,783
Investing activities                                                              (164,317)                  (73,745)
Financing activities                                                              (258,402)                 (379,765)
                                                                     ---------------------       -------------------

     Net increase in cash and equivalents                           $               32,192      $             58,273
                                                                     =====================       ===================


Net cash provided by operating activities decreased approximately $56,900 or 11% for the nine months ended September 30, 2000, as compared to the same period in 1999. The decrease in net cash provided by operating activities was driven primarily by decreased net income, increased prepaid expenses and decreased accounts payable in 2000. The decrease is partially offset by increased property tax payable, which is included in other liabilities, and increased collection of accounts receivable.

-----------------------------------------------------------

The increase in net cash used in investing activities for the nine months ended September 30, 2000, as compared to the same period in 1999, was mainly the result of increased capital expenditures for the clubhouse, fitness center and exterior renovation projects at Park Place Apartments Phase II and studio renovations at The Park at the Willows.

The decrease in net cash used in financing activities for the nine months ended September 30, 2000, as compared to the same period in 1999, was mainly a result of 1) a decrease in cash restricted for the repurchase of Limited Partnership Units, 2) a decrease in distributions paid (3rd Quarter 2000 distributions declared were not paid until October 2000), and 3) a decrease in the number of Limited Partnership Units repurchased. The decrease is partially offset by increased principal payments made on mortgages payable.

During the nine months ended September 30, 2000 and 1999, the Partnership used cash flow from operations and cash on hand to declare a 1% (annualized) cash distribution of $84,076 (2000) and $85,718 (1999), respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The Limited Partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) were $432,454 at September 30, 2000.

The table below presents that portion of the distributions that represent a return of capital on a GAAP basis for the nine months ended September 30, 2000 and 1999.


                                                       Net Income            Cash Distributions            Return of
                                                        Allocated                 Declared                  Capital
                                                  ---------------------    ----------------------    ----------------------
Limited Partners:
                    2000                          $                (217)   $               83,235    $               83,235
                    1999                          $              42,648    $               84,861    $               42,213

General Partner:
                    2000                          $                  (2)   $                  841    $                  841
                    1999                          $                 431    $                  857    $                  426


The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause them to fail before the end of their expected useful life. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 36 months. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of September 30, 2000, no roof replacements have been started.

-----------------------------------------------------------

On March 24, 2000, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), filed a tender offer (the "Third Tender Offer") with the Securities and Exchange Commission, commencing on March 27, 2000, to purchase 5,000 of the Partnership's Limited Partnership Units at a price of $6.00 per Unit. The Third Tender Offer stated that the Partnership would purchase the first 2,500 Units tendered and would fund its purchase and its portion of the expenses from cash reserves. If more than 2,500 Units were tendered, ORIG, LLC would purchase up to an additional 2,500 Units. If more than 5,000 Units were tendered, the Offerors had the option to acquire the additional Units on a pro rata basis. The Third Tender Offer was scheduled to expire on June 27, 2000.

On June 23, 2000, the Partnership and ORIG, LLC filed an amendment to the Third Tender Offer which extended the expiration date of the Third Tender Offer to August 15, 2000.

On August 15, 2000 the Third Tender Offer expired. A total of 39,220 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 2,500 Units at a costs of $15,000 and ORIG, LLC purchased 36,720 Units at a cost of $220,320. The expenses associated with the Third Tender Offer were approximately $19,040 of which the Partnership incurred $1,257 and ORIG incurred $17,783. Units acquired by the Partnership will be retired. Units acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the Third Tender Offer.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Our primary risk exposure with regard to financial instruments is changes in interest rates. All of the Partnership's debt bears interest at a fixed rate. At September 30, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $234,000 decrease in the fair value of debt.

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

                                             NTS-Properties VII, Ltd.
                                 -----------------------------------------------
                                                  (Registrant)

                                 By:      NTS-Properties Associates VII,
                                          General Partner
                                          By:      NTS Capital Corporation,
                                                   General Partner



                                 /s/ Gregory A. Wells
                                 -----------------------------------------------
                                 Gregory A. Wells
                                 Senior Vice President and
                                 Chief Financial Officer of
                                 NTS Capital Corporation



Date: November 13, 2000