Form 10-K
period 2000-12-31
NTS PROPERTIES VII LTD/FL
filed 2001-04-02
CIK 814222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                   December 31, 2000
                         -------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------

Commission File Number                           0-17589
                      ----------------------------------------------------------

                             NTS-PROPERTIES VII, LTD
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Florida                                       61-1119232
----------------------------------            ----------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation  or organization)                     Identification Number)

     10172 Linn Station Road
      Louisville, Kentucky                                  40223
----------------------------------            ----------------------------------
      (Address of principal                              (Zip Code)
        executive offices)
                                 (502) 426-4800
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.       [ ]

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----
Items 1. and 2.    Business and Properties                                 3-10

Item 3.            Legal Proceedings                                       10

Item 4.            Submission of Matters to a Vote of Security Holders     10

                                     PART II
                                     -------

Item 5.            Market for the Registrant's Limited Partnership
                      Interests  and Related Partner Matters               11

Item 6.            Selected Financial Data                                 12

Item 7.            Management's Discussion and Analysis of Financial
                      Condition  and Results of Operations                 13-19

Item 7A.           Quantitative and Qualitative Disclosures About
                      Market Risk                                          20

Item 8.            Financial Statements and Supplementary Data             21-44

Item 9.            Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure                  45

                                    PART III
                                    --------

Item 10.           Directors and Executive Officers of the Registrant      46

Item 11.           Management Remuneration and Transactions                47

Item 12.           Security Ownership of Certain Beneficial
                      Owners and Management                                47-48

Item 13.           Certain Relationships and Related Transactions          48-49

                                     PART IV
                                     -------

Item 14.           Exhibits, Consolidated Financial Statement Schedules
                      and Reports on Form 8-K                              50-52

Signatures                                                                 53

                                     PART I
                                     ------

Items 1. and 2.    Business and Properties
                   -----------------------

Development of Business
-----------------------

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The General Partner is NTS-Properties Associates VII, a Kentucky limited partnership. As of December 31, 2000, the Partnership owned the following properties and joint venture interest:

     * The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by the Partnership.

     * Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by the Partnership.

     * A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet, located in Louisville, Kentucky, acquired complete by the joint venture between the Partnership and NTS-Properties Plus Ltd., an affiliate of the General Partner of the Partnership. The joint venture agreement was amended to admit NTS- Properties IV., Ltd., an affiliate of the General Partner of the Partnership, ("NTS-Properties IV") during 1994. The Partnership's percentage interest in the joint venture was 31.34% at December 31, 2000.

The Partnership or the joint venture in which the Partnership is a partner has a fee title interest in the above properties. In the opinion of the Partnership's management, the properties are adequately covered by insurance.

As of December 31, 2000, the Partnership's properties or joint venture were encumbered by mortgages as shown in the table below:

                                    Interest      Maturity            Balance
Property                              Rate          Date            at 12/31/00
--------                              ----          ----            -----------

Park Place Apartments Phase II        7.37%       10/15/12    (1)    $3,756,533
Blankenbaker Business Center 1A       8.50%       11/15/05    (2)    $2,697,393

(1) Monthly principal payments are based upon a 19-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization will be $1,435,723.
(2) Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

The Park at the Willows was not encumbered by any outstanding mortgages at December 31, 2000.

Financial Information About Industry Segments
---------------------------------------------

The Partnership is presently engaged solely in the business of developing, constructing, owning and operating residential apartments. A presentation of information concerning industry segments is not applicable. See Part II, Item 8
- Note 8 for information regarding the Partnership's operating segments.

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

The Partnership intends to hold the properties until such time as sale or other disposition appears to be advantageous with a view to achieving the Partnership's investment objectives, or it appears that such objectives will not be met. In deciding whether to sell a property, the Partnership will consider factors such as potential capital appreciation, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

Description of Real Property
----------------------------

The Park at the Willows
-----------------------

All units in The Park at the Willows are loft, studio or deluxe one-bedroom apartments. All units have wall- to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Loft and deluxe units have washer/dryer hook- ups. In addition, pursuant to an agreement with the Willows of Plainview apartment community, which was developed adjacent to The Park at the Willows and is owned by NTS-Properties IV and NTS-Properties V, two publicly registered limited partnerships sponsored by an affiliate of the General Partner, tenants of The Park at the Willows have access to and use of the coin-operated washer/dryer facilities, clubhouse, management offices, swimming pool, whirlpool and tennis courts at The Willows of Plainview. The Partnership shares proportionately in the cost of maintaining and operating these facilities.

Monthly rental rates at The Park at the Willows start at $604 for studio apartments, $689 for deluxe units and $739 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 90% (2000), 81% (1999), 77% (1998), 96% (1997) and 83% (1996). See Part
II, Item 7 for average occupancy information.

Park Place Apartments Phase II
------------------------------

Units at Park Place Apartments Phase II include one-bedroom and two-bedroom apartments and two- bedroom town homes. All units have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Each unit has either a washer/dryer hook-up or access to coin-operated washers and dryers. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I and Phase III of the Park Place Development which were developed and constructed by NTS-Properties VI, an affiliate of the General Partners. The cost to construct and operate the common amenities is shared proportionately by each phase.

Monthly rental rates at Park Place Apartments Phase II start at $769 for one-bedroom apartments, $1,009 for two-bedroom apartments and $1,169 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Units will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 77% (2000), 86%
(1999),  85% (1998),  92% (1997) and 90% (1996). See Part II, Item 7 for average occupancy information.

Blankenbaker Business Center Joint Venture
------------------------------------------

Sykes HealthPlan Service Bureau, Inc. ("SHPS, Inc.") has leased 100% of the Blankenbaker Business Center 1A building. The annual base rent, which does not include the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires on July 2005. SHPS, Inc. is a professional service oriented organization which deals in insurance claim processing. The lease provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. The occupancy level at the business center as of December 31, 2000, 1999, 1998, 1997 and 1996 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the lease in effect on December 31, 2000:


                                        Square Feet            Current Annual
                    Year of              and % of                 Rental
 Tenant           Expiration         Net Rentable Area (1)     per Square Foot
 ------           ----------         ---------------------     ---------------
SHPS, Inc.           2005                 100,640                 $7.48

(1)  Rentable area includes ground floor and mezzanine square feet.

It has previously been reported that SHPS, Inc. intended to consolidate its operations and build its corporate headquarters in Jefferson County, Kentucky. SHPS, Inc. occupies 100% of Blankenbaker Business Center 1A. The Partnership believes that SHPS, Inc. no longer intends to build a corporate headquarters. As of December 31, 2000, it is the Partnership's understanding that SHPS, Inc., intends to occupy the space at Blankenbaker Business Center 1A through the duration of its lease term, which expires in July 2005.

------------------------------------------------------

Additional operating data regarding the Partnership's properties and joint venture is furnished in the following table:


                                     Federal         Realty         Annual
                                    Tax Basis       Tax Rate     Realty Taxes
                                    ---------       --------     ------------

Wholly-Owned Properties
-----------------------
The Park at the Willows            $ 2,611,952      .010720        $ 16,599
Park Place Apartments Phase II     $ 9,744,063      .009685        $ 71,413
Property Owned in Joint Venture
-------------------------------
with NTS-Properties IV and
--------------------------
NTS-Properties Plus Ltd.
-----------------------
Blankenbaker Business Center 1A    $ 7,354,221      .010520        $ 54,677

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. There are currently no planned renovations which would have an impact on realty taxes.

Investment in Joint Venture
---------------------------

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a
proportionate   gross   financial   statement   presentation   (referred  to  as
"proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investment for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Blankenbaker  Business  Center  Joint  Venture
----------------------------------------------

On December 28, 1990, the Partnership entered into a joint venture agreement with NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. The use of the parking lot is a provision of the tenants lease agreement with the business center. On August 16, 1994, the Blankenbaker Business Center Joint Venture Agreement was amended to admit NTS-Properties IV to the joint venture. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

---------------------------------------

------------------------------------------------------

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

     (c) the vote or consent of each of the Partners to dissolve the Partnership; or

     (d)  December 31, 2030.

In 1990 when the joint venture was originally formed, the Partnership contributed $450,000 which was used for additional tenant improvements to the business center and made a capital contribution to the joint venture of $325,000 to purchase the 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS-Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 2000 was $2,697,393. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently monthly principal payments are based upon an 11-year amortization schedule. At maturity, the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the joint venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the SHPS, Inc. lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate +1.5%. In order for the joint venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary for the joint venture to seek an additional joint venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new joint venture partner. The $1,100,000 note was retired in August 1994. This resulted in the joint venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, the Partnership contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the joint venture. The need for additional capital by the joint venture was a result of the lease renewal and expansion which was signed April 28, 1994 between the joint venture and SHPS, Inc. The Partnership was not in a position to contribute all of the capital required for the project, nor was NTS-Properties Plus Ltd. in a position to contribute additional capital. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the joint venture and to the capital contributions by NTS-Properties IV and the Partnership with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the joint venture were calculated with the admission of NTS-Properties IV. With this expansion, SHPS, Inc. occupied 100% of the business center.

---------------------------------------

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

The Partnership's interest in the joint venture remained at 31.34%. NTS-Properties Plus Ltd.'s interest in the joint venture decreased from 68.66% to 39.05% as a result of the capital contributions by NTS-Properties IV and the Partnership. NTS-Properties IV obtained a 29.61% interest in the joint venture as a result of its capital contribution.

The net cash flow for each calendar quarter is distributed to the Partners in accordance with their respective percentage interests. The term Net Cash Flow for any period shall mean the excess, if any of (A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the Partners from previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of
(i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage Interest means that percentage which the capital contributions of a Partner bears to the aggregate capital contributions of all the Partners.

Net income or net loss is allocated between the Partners in accordance with their respective Percentage Interests pursuant to the joint venture agreement.

Competition
-----------

The Partnership's residential properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of the General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants or for new tenants when vacancies occur. The Partnership maintains the suitability and competitiveness of its properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2000, properties under construction in the respective vicinities in which the properties are located are as follows: In the vicinity near Park Place Apartments Phase II, there are two apartment communities, with 300+ apartment units a piece, scheduled to start construction in 2001. In the vicinity near The Park at the Willows, there is one new apartment complex with 328 apartment units under construction which is scheduled to be completed by March 2001. The Partnership has not commissioned a formal market analysis of competitive conditions in any market in which it owns properties, but relies upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties
------------------------

NTS Development Company, an affiliate of the NTS-Properties Associates VII, the General Partner of the Partnership, directs the management of the Partnership's properties pursuant to a written agreement. NTS Development company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VII. Under the agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. It also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors. As compensation for its services, NTS Development Company received $83,823 from the Partnership's residential properties. The fee is equal to 5% of gross revenues from residential properties.

In addition, the agreement requires the Partnership to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of the properties, including the cost of goods and materials used for and on behalf of the Partnership, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of on-site personnel.

The term of the agreement between NTS Development Company and the Partnership was initially for five years, and thereafter for succeeding one-year periods, unless cancelled. The agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2000, the agreement is still in effect.

Working Capital Practices
-------------------------

Information about the Partnership's working capital practices is included in Management Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations
-------------------

The Partnership does not consider its operations to be seasonal to any material degree.

Conflict of Interest
--------------------

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by the Partnership that are or could be in competition with the Partnership, potential conflicts of interest exist. Because the Partnership was organized by and is operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgement consistent with its fiduciary responsibility to the limited partners and the Partnership's investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling the Partnership's affairs. A provision has been made in the partnership agreement that the General Partner will not be liable to the Partnership except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the partnership agreement provides for indemnification by the General Partner of the Partnership for liability resulting from errors in judgement or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with the Partnership's properties including the right to develop

--------------------------------

competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), and an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where the Partnership has property interests. The agreement with the Property Manager is on terms no less favorable to the Partnership than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

There are no other agreements or relationships between the Partnership, the General Partner and its affiliates other than those previously described.

Employees
---------

The Partnership has no employees; however, employees of an affiliate of the General Partner are available to perform services for the Partnership. The Partnership reimburses this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 6 for further discussion of related party transactions.

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

Item 3.           Legal Proceedings
                  -----------------

None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

None.

                                     PART II
                                     -------

Item 5.       Market for Registrant's  Limited Partnership Interests and Related
              ------------------------------------------------------------------
              Partner Matters
              ---------------

There is no established trading market for the limited partnership interests. The Partnership had 1,012 limited partners as of February 28, 2001. Cash distributions and allocations of income (loss) are made as described in Note 1E to the Partnership's 2000 consolidated financial statements.

Annual distributions totaling $0.15, $0.20 and $0.25 per limited partnership Unit were paid during the years ended December 31, 2000, 1999 and 1998, respectively. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:


                                    2000           1999           1998
                                    ----           ----           ----

        First quarter             $   .05        $   .05       $   .10
        Second quarter                .05            .05           .05
        Third quarter                 .05            .05           .05
        Fourth quarter                 -             .05           .05
                                  -------        -------       -------
                                  $   .15        $   .20       $   .25
                                  =======        =======       =======

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 2000, 1999, and 1998.

                                  Net Income         Cash
                                   (Loss)         Distributions    Return of
                                  Allocated         Declared        Capital
                                  ---------         --------        -------

        Limited partners:
              2000               $  28,759        $  83,236        $  54,477
              1999                  76,127          112,646           36,519
              1998                 (30,191)         144,299          144,299
        General Partners
              2000               $     290        $     840        $     550
              1999                     769            1,138              369
              1998                    (305)           1,458            1,458

On January 24, 2001, the Partnership notified its limited partners that it would be suspending distributions starting with the fourth quarter 2000. The suspension is necessary to build up cash reserves in contemplation of the roof replacements at Park Place Apartments Phase II. Once sufficient reserves are accumulated, management (the General Partner) will review cash, working capital levels and projections for their use, and resume distributions if appropriate. For further information please see Item 8 - Note 7 Commitments and Contingencies.

Item 6.     Selected Financial Data
            -----------------------

Years ended December 31, 2000, 1999, 1998, 1997 and 1996.


                                       2000            1999            1998            1997            1996
                                       ----            ----            ----            ----            ----

Rental income                    $  1,617,578    $  1,649,799    $  1,624,385    $  1,770,326    $  1,725,124
Other income                           30,565          24,413          27,851          29,488          22,843
Income (loss) from
  investment in joint venture          (7,799)        (13,497)        (20,254)        (39,156)        (33,463)
Gain on sale of assets                  4,118            --              --              --              --
Total expenses                     (1,615,413)     (1,583,819)     (1,662,478)     (1,668,387)     (1,841,392)
                                 -------------   -------------   -------------   -------------   -------------
Income (loss) before
  extraordinary item                   29,049          76,896         (30,496)         92,271        (126,888)
Extraordinary item                       --              --              --           (27,784)           --
                                 -------------   -------------   -------------   -------------   -------------
Net income (loss) after
  extraordinary item             $     29,049    $     76,896    $    (30,496)   $     64,487    $   (126,888)
                                 =============   =============   =============   =============   =============

Net income (loss)
  allocated to:
    General Partner              $        290    $        769    $       (305)   $        645    $     (1,269)
    Limited partners             $     28,759    $     76,127    $    (30,191)   $     63,842    $   (125,619)

Net income (loss) per
  limited partnership Unit       $        .05    $        .13    $       (.05)   $        .11    $       (.20)

Weighted average number
  of limited partnership Units        554,828         567,325         581,622         598,526         615,384

Cumulative net income
   (loss) allocated to:
    General Partner              $    (25,664)   $    (25,954)   $    (26,723)   $    (26,418)   $    (27,063)
    Limited partners             $ (2,540,780)   $ (2,569,539)   $ (2,645,666)   $ (2,615,475)   $ (2,679,317)

Cumulative taxable income
  (loss) allocated to:
    General Partner              $     26,699    $     26,100    $     23,511    $     21,995    $     17,371
    Limited partners             $ (2,781,494)   $ (2,809,106)   $ (2,915,767)   $ (2,941,722)   $ (3,059,753)

Distributions declared:
    General Partner              $        840    $      1,138    $      1,458    $      2,417    $      2,471
    Limited partners             $     83,236    $    112,646    $    144,299    $    239,288    $    244,707

Cumulative distributions
  declared to:
    General Partner              $     27,445    $     26,605    $     25,467    $     24,009    $     21,592
    Limited partners             $  2,717,046    $  2,633,810    $  2,521,164    $  2,376,865    $  2,137,577

At year end:
  Cash and equivalents           $    307,173    $    396,110    $    394,778    $    162,091    $    277,422
  Investment securities          $      --       $      --       $      --       $    338,129    $      --
  Land, buildings and
    amenities, net               $  8,088,455    $  8,327,056    $  8,601,080    $  8,852,552    $  9,271,291
       Total assets              $  9,004,494    $  9,282,186    $  9,554,908    $  9,947,927    $ 10,146,785
Mortgages and notes
  payable                        $  3,756,533    $  3,876,398    $  3,987,830    $  4,091,369    $  4,042,552


The above selected financial data should be read in conjunction with the consolidated financial statements and related notes appearing elsewhere in this Form 10-K report.

Item 7.     Management's  Discussion  and  Analysis  of Financial  Condition and
            --------------------------------------------------------------------
            Results of Operations
            ---------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership's properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. Discussion of certain market risks and cautionary statements also follow.

Management's analysis should be read in conjunction with the consolidated financial statements in Item 8 and the cautionary statements below.

Occupancy Levels
----------------

The occupancy levels at the Partnership's properties and joint venture as of December 31 were as follows:


                                      Percentage
                                     Ownership at
                                       12/31/00     2000 (1)    1999      1998
                                       --------     --------    ----      ----

 Wholly-Owned Properties
 -----------------------
 The Park at the Willows                 100%         90%        81%       77%
 Park Place Apartments Phase II (2)      100%         77%        86%       85%
 Property Owned in Joint Venture
 -------------------------------
 with NTS- Properties IV and
 ---------------------------
 NTS-Properties Plus Ltd.
 ------------------------
 Blankenbaker Business Center 1A        31.34%        100%      100%      100%

(1) Current occupancy levels are considered adequate to continue the operation of the Partnership's properties.

(2) In the opinion of the General Partner of the Partnership, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties and joint venture as of December 31 were as follows:


                                      Percentage
                                     Ownership at
                                       12/31/00      2000       1999      1998
                                       --------      ----       ----      ----

 Wholly-Owned Properties
 -----------------------
 The Park at the Willows (1)             100%         81%        90%       89%
 Park Place Apartments Phase II (1)      100%         83%        87%       85%
 Property Owned in Joint Venture
 -------------------------------
 with NTS- Properties IV and
 ---------------------------
 NTS-Properties Plus Ltd.
 ------------------------
 Blankenbaker Business Center 1A        31.34%        100%      100%      100%

(1) In the opinion of the General Partner of the Partnership, the decrease in average year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and Other Income
-----------------------

Rental and other income generated by the Partnership's properties and joint venture for the years ended December 31, 2000, 1999 and 1998 were as follows:


                                    Percentage
                                   Ownership at
                                     12/31/00     2000        1999        1998
                                     --------     ----        ----        ----

 Wholly-Owned Properties
 -----------------------
 The Park at the Willows               100%   $  308,120  $  337,595  $  357,495
 Park Place Apartments Phase II        100%   $1,321,808  $1,320,563  $1,271,811
 Property Owned in Joint Venture with
 ------------------------------------
 NTS-Properties IV and NTS-Properties
 ------------------------------------
 Plus Ltd.
 ---------
 Blankenbaker Business Center 1A      31.34%  $  908,100  $  914,526  $  934,059

The following is an analysis of material changes in results of operations for the periods ending December 31, 2000, 1999 and 1998. Items that did not have a material impact on operations for the periods listed above have been eliminated from this discussion.

Interest and other income increased approximately $6,000, or 25%, from 1999 to 2000. The increase is a result of increased interest earned on bank accounts due to higher balances in 2000 as compared to 1999.

Income (loss) from joint venture increased approximately $7,000, or 33%, from 1998 to 1999. The Blankenbaker Business Center Joint Venture decreased its net loss from 1998 to 1999 .

Operating expenses decreased approximately $61,000, or 14%, from 1998 to 1999, primarily as a result of decreased repairs and maintenance expenses at Park Place Apartments Phase II (interior painting, hot water heater repairs and plumbing) and The Park at the Willows (deck cleaning). The decrease is also due to decreased cable expense, landscaping costs and advertising at Park Place Apartments Phase II. The decrease is partially offset by increased floor covering costs, exterior painting and parking lot repairs at Park Place Apartments Phase II.

Operating expenses - affiliated increased approximately $12,000, or 5%, from 1998 to 1999. The increase was mainly the result of increased property management overhead.

Loss on disposal of assets for the twelve months ended December 31, 2000, is the result of the retirement of assets that were not fully depreciated. The retirements were due to a clubhouse renovation project at Park Place Apartments Phase II and exterior renovations at The Park at the Willows.

Loss on disposal of assets for the twelve months ended December 31, 1998, is the result of property renovations at Park Place Apartments Phase II for signage and the pool area.

-----------------------------------

Professional and administrative expenses increased approximately $7,000, or 13%, from 1998 to 1999, primarily as a result of 1) increased costs incurred in connection with the tender offers, 2) increased employee search fees and temporary services due to vacant positions in 1999 and 3) increased external information processing services (used outside company to process 10-Q's and 10-K's).

Professional and administrative expenses - affiliated increased approximately $10,000, or 22%, from 1999 to 2000, primarily as a result of increased finance and accounting salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Professional and administrative expenses - affiliated decreased approximately $9,000, or 17%, from 1998 to 1999, primarily as a result of decreased finance and accounting salary costs.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

The majority of the Partnership's cash flow is derived from operating activities. Cash flows used in investing activities are for capital improvements at the Partnership's properties. These improvements were funded by cash flow from operations. Cash flows used in investing activities are also for the purchases of investment securities. As part of its cash management activities, the Partnership has periodically purchased certificates of deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return on its excess cash reserves. The Partnership held the securities until maturity. Cash flows provided by investing activities are a result of the maturity of investment securities. Cash flows used in financing activities are for cash distributions, principal payments on mortgages payable, payment of loan costs and repurchases of limited partnership Units. The Partnership does not expect any material changes in the mix and relative cost of capital resources from those in 2000.

Cash flows provided by (used in):


                                    2000           1999             1998
                                    ----           ----             ----

 Operating activities            $ 378,575      $ 485,645       $ 452,604
 Investing activities             (248,571)      (170,018)        140,266
 Financing activities             (218,941)      (314,295)       (360,183)
                                 ----------     ----------      ----------
   Net (decrease) increase
    in cash and equivalents      $ (88,937)     $   1,332       $ 232,687
                                 ==========     ==========      ==========

Net cash provided by operating activities decreased approximately $107,000, or 22%, in 2000. The decrease in net cash provided by operating activities was driven primarily by decreased accounts payable and by decreased net income. The decrease is partially offset by increased collection of accounts receivable.

Net cash provided by operating activities increased approximately $33,000, or 7%, in 1999. The increase was primarily the result of increased net income and increased accounts payable. The increase is partially offset by decreased prepaid income (other liabilities) and increased accounts receivable.

The increase in net cash used in investing activities in 2000 was mainly the result of increased capital expenditures for the clubhouse, fitness center and exterior renovation projects at Park Place Apartments Phase II and studio renovations and exterior renovations at The Park at the Willows.

-----------------------------------------------------------

The decrease in net cash provided by investing activities in 1999 was the result of the maturity of investment securities in 1998 exceeding the purchase of investment securities partially offset by decreased capital expenditures in 1999.

The decrease in net cash used in financing activities in 2000 was mainly a result of 1) a decrease in the number of limited partnership units repurchased and 2) a decrease in cash distributions paid (discontinued distributions starting the fourth quarter of 2000). The decrease is partially offset by increased principal payments made on debt and a decrease in cash reserved for repurchases of limited partnership units.

The decrease in net cash used in financing activities in 1999 was mainly a result of 1) a decrease in cash distributions, 2) decreased loan costs, and 3) a decrease in the number of limited partnership units repurchased. The decrease was partially offset by increased principal payments made on debt and a decrease in cash reserved for repurchases of limited partnership units.

During the year ended December 31, 2000, the Partnership used cash flow from operations and cash on hand to make a 1% (annualized) distribution of $84,076. During the years ended December 31, 1999 and 1998, the Partnership used cash flow from operations and cash on hand to make a 1% (1999) and 1.25% (1998) (annualized) distribution of $113,784 and $145,757, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distribution is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents and investment securities as shown on the Partnership's balance sheet as of December
31) were $ 307,173,  $396,110 and $394,778 at December 31, 2000,  1999 and 1998,
respectively.

The table below presents that portion of the distributions that represent a return of capital on a Generally Accepted Accounting Principle basis for the years ended December 31, 2000, 1999 and 1998.

                                Net Income         Cash
                                   (Loss)       Distributions    Return of
                                 Allocated        Declared        Capital
                                 ---------        --------        -------

 Limited partners:
      2000                      $  28,759        $  83,236      $  54,477
      1999                         76,127          112,646         36,519
      1998                        (30,191)         144,299        144,299
 General Partner:
      2000                      $     290        $     840      $     550
      1999                            769            1,138            369
      1998                           (305)           1,458          1,458

On January 24, 2001, the Partnership notified its limited partners that it would be suspending distributions starting with the fourth quarter 2000. The suspension is necessary to build up cash reserves in contemplation of the roof replacements at Park Place Apartments Phase II (mentioned below). Once sufficient reserves are accumulated, management (the General Partner) will review cash, working capital levels and projections

-----------------------------------------------------------

for their use, and resume distributions if appropriate. It is anticipated that the Partnership will require at least 12 months to generate sufficient reserves to begin the roof replacements.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail before the end of their expected useful lives. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements. The Partnership does not have sufficient working capital to make all of the roof replacements at once and intends to make the replacements over the next 24 months. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of December 31, 2000, no roof replacements have been started.

The Partnership had no other material commitments for renovation or capital expenditures at December 31, 2000.

Pursuant to Section 16.4 of the Partnership's Amended and Restated Agreement of Limited Partnership, the Partnership established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, the Partnership has funded $7,242, $38,918 and $121,270, respectively, to the reserve. Through December 31, 1998, the Partnership had repurchased a total of 62,529 Units for $295,080 at a price ranging from $4.00 to $6.00 per Unit. Repurchased Units have been retired by the Partnership, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in the Partnership's operations.

On  December  7, 1998,  the  Partnership  and ORIG , LLC,  an  affiliate  of the
Partnership, (the "Offerors") commenced a tender offer (the "First Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit as of the date of the First Tender Offer. The First Tender Offer stated that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. If more than 10,000 Units were tendered, ORIG, LLC would purchase up to an additional 10,000 Units. If more than 20,000 Units were tendered, the Partnership and ORIG, LLC could choose to acquire the additional Units on a pro rata basis up to 20,000. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the First Tender Offer.

Under the terms of the First Tender Offer, the First Tender Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the First Tender Offer. The Offerors exercised their right under the terms of the First Tender Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

------------------------------------------------------------

On September 2, 1999, the Partnership and ORIG, LLC, (the "Offerors") commenced a second tender offer (the "Second Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. The Second Tender Offer provided that the Partnership would purchase the first 10,000 Units tendered and would fund its portion of the expenses, associated with administering the Second Tender Offer from cash reserves. If more than 10,000 Units were tendered, ORIG, LLC would purchase up to an additional 10,000 Units. If more than 20,000 Units were tendered, the Offerors could choose to acquire the additional Units on the same terms. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII did not participate in the Second Tender Offer. The Second Tender Offer's initial expiration date was November 30, 1999, but was extended to December 15, 1999.

Under the terms of the Second Tender Offer, the Second Tender Offer expired on December 15, 1999. As of that date, a total of 41,652 Units were tendered pursuant to the Second Tender Offer. The Offerors exercised their right under the terms of the Second Tender Offer to purchase more than 20,000 Units and all 41,652 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 31,652 Units.

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

On August 15, 2000 the Third Tender Offer expired. A total of 39,220 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 2,500 Units at a cost of $15,000 and ORIG, LLC purchased 36,720 Units at a cost of $220,320. The expenses associated with the Third Tender Offer were approximately $19,840 of which the Partnership incurred $2,204 and ORIG incurred $17,636.

The offering prices per Unit were established by the General Partner in its sole discretion and do not purport to represent the fair market value or liquidation value of the Units.

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

------------------------------------------------------------

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

Cautionary Statements
---------------------

Some of the  statements  included in Items 1 and 2, Business and  Properties and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, may be considered to be "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "the Partnership anticipates", "believes" or "expects" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk
             ----------------------------------------------------------

Our primary market risk exposure with regards to financial instruments is to changes in interest rates. The Partnership's debt bears interest at a fixed rate. At December 31, 2000, a hypothetical 100 basis point increase in interest rates would result in an approximate $218,000 decrease in the fair value of debt.

Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To NTS-Properties VII, Ltd.:

We have audited the accompanying consolidated balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 2000 and 1999, and the related consolidated statements of operations, consolidated statements of partners' equity and consolidated statements of cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The schedules included on pages 51 through 52 are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the consolidated financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the consolidated financial statements taken as a whole.

                                                 ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------


                                                      2000             1999
                                                      ----             ----


ASSETS
------
Cash and equivalents                              $  307,173       $  396,110
Cash and equivalents - restricted                     26,175           27,824
Accounts receivable                                   62,978           87,585
Land, buildings and amenities, net                 8,088,455        8,327,056
Investment in and advances to joint venture          446,072          398,003
Other assets                                          73,641           45,608
                                                  ----------       ----------
     TOTAL ASSETS                                 $9,004,494       $9,282,186
                                                  ==========       ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage payable                                  $3,756,533       $3,876,398
Accounts payable                                      14,438           92,775
Security deposits                                     25,325           26,475
Other liabilities                                     13,413           21,726
                                                  ----------       ----------
     TOTAL LIABILITIES                             3,809,709        4,017,374

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                   5,194,785        5,264,812
                                                  ----------       ----------
     TOTAL LIABILITIES AND PARTNERS' EQUITY       $9,004,494       $9,282,186
                                                  ==========       ==========

The accompanying notes to consolidated financial statements are an integral part of these statements.


                            NTS PROPERTIES VII, LTD.
                            ------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                            2000            1999           1998
                                                            ----            ----           ----

REVENUES
--------
Rental income                                           $ 1,617,578    $ 1,649,799    $ 1,624,385
Interest and other income                                    30,565         24,413         27,851
Loss on investment in joint venture                          (7,799)       (13,497)       (20,254)
Gain on sale of assets                                        4,118           --             --
                                                        ------------   ------------   ------------
     TOTAL REVENUES                                       1,644,462      1,660,715      1,631,982

EXPENSES
--------
Operating expenses                                          377,700        372,524        433,409
Operating expenses - affiliated                             235,801        246,397        234,171
Loss on disposal of assets                                   54,533           --           13,009
Interest expense                                            285,383        293,324        299,270
Management fees                                              83,823         85,781         83,462
Real estate taxes                                            88,011         89,485         91,008
Professional and administrative expenses                     54,869         57,418         50,588
Professional and administrative expenses - affiliated        54,404         44,540         53,700
Depreciation and amortization                               380,889        394,350        403,861
                                                        ------------   ------------   ------------
     TOTAL EXPENSES                                       1,615,413      1,583,819      1,662,478
                                                        ------------   ------------   ------------
Net income (loss)                                       $    29,049    $    76,896    $   (30,496)
                                                        ============   ============   ============

Net income (loss) allocated to the limited partners     $    28,759    $    76,127    $   (30,191)
                                                        ============   ============   ============
Net income (loss) per limited partnership Unit          $      0.05    $      0.13    $     (0.05)
                                                        ============   ============   ============
Weighted average number of limited partnership
  Units                                                     554,828        567,325        581,622
                                                        ============   ============   ============


The accompanying notes to consolidated financial statements are an integral part of these statements.


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY (1)
                 -----------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                             Limited         General
                                             Partners        Partner          Total
                                             --------        -------          -----

PARTNERS' EQUITY
----------------
Balances at December 31, 1997               $ 5,783,172    $   (50,327)   $ 5,732,845

  Net loss                                      (30,191)          (305)       (30,496)

  Distributions declared                       (144,299)        (1,458)      (145,757)

  Repurchase of limited partnership Units      (134,892)          --         (134,892)
                                            ------------   ------------   ------------
Balances at December 31, 1998                 5,473,790        (52,090)     5,421,700

  Net income                                     76,127            769         76,896

  Distributions declared                       (112,646)        (1,138)      (113,784)

  Repurchase of limited partnership Units      (120,000)          --         (120,000)
                                            ------------   ------------   ------------
Balances at December 31, 1999                 5,317,271        (52,459)     5,264,812

  Net income                                     28,759            290         29,049

  Distributions declared                        (83,236)          (840)       (84,076)

  Repurchase of limited partnership Units       (15,000)          --          (15,000)
                                            ------------   ------------   ------------
Balances at December 31, 2000               $ 5,247,794    $   (53,009)   $ 5,194,785
                                            ============   ============   ============


(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to consolidated financial statements are an integral part of these statements.



                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                           2000          1999          1998
                                                           ----          ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                       $  29,049     $  76,896     $ (30,496)
Adjustments to reconcile net income (loss) to net
 cash  provided by operating activities:
   Accrued interest on investment securities                 --            --           1,737
   Loss on disposal of assets                              54,533          --          13,009
   Gain on sale of assets                                  (4,118)         --            --
   Depreciation and amortization                          380,889       394,350       403,861
   Loss on investment in joint venture                      7,799        13,497        20,254
Changes in assets and liabilities:
   Cash and equivalents - restricted                        1,649           543         7,958
   Accounts receivable                                     24,607       (31,173)      (17,946)
   Other assets                                           (28,033)        6,856         1,214
   Accounts payable                                       (78,337)       39,353        26,460
   Security deposits                                       (1,150)       (1,926)       (7,924)
   Other liabilities                                       (8,313)      (12,751)       34,477
                                                        ----------    ----------    ----------
     Net cash provided by operating activities            378,575       485,645       452,604
                                                        ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities              (199,637)     (120,326)     (165,398)
Proceeds from sale of assets                                6,934          --            --
Purchase of investment securities                            --            --        (200,000)
Maturity of investment securities                            --            --         536,392
Investment in and advances to joint venture               (55,868)      (49,692)      (30,728)
                                                        ----------    ----------    ----------
     Net cash (used in) provided by
       investing activities                              (248,571)     (170,018)      140,266
                                                        ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgage payable                   (119,865)     (111,432)     (103,539)
Cash distributions                                        (84,076)     (142,863)     (177,105)
Repurchase of limited partnership Units                   (15,000)     (120,000)     (134,892)
Cash and equivalent-restricted                               --          60,000        67,653
Additions to loan costs                                      --            --         (12,300)
                                                        ----------    ----------    ----------
     Net cash used in financing activities               (218,941)     (314,295)     (360,183)
                                                        ----------    ----------    ----------
     Net (decrease) increase in cash and equivalents      (88,937)        1,332       232,687

CASH AND EQUIVALENTS, beginning of year                   396,110       394,778       162,091
                                                        ----------    ----------    ----------
CASH AND EQUIVALENTS, end of year                       $ 307,173     $ 396,110     $ 394,778
                                                        ==========    ==========    ==========

Interest paid on a cash basis                           $ 285,047     $ 293,684     $ 300,431
                                                        ==========    ==========    ==========


The accompanying notes to consolidated financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Consolidation Policy and Joint Venture Accounting
               -------------------------------------------------

               The consolidated financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. The less than 50% owned joint venture is accounted for under the equity method. In conformity with Generally Accepted Accounting Principles, management has used estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

               From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership's proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership's own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

               Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners.

               Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.

               The  Emerging  Issues  Tasks  Force  ("EITF")  of  the  Financial
               Accounting Standards Board ("FASB") has reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

               -------------------------------------------------------------

               The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership now uses the equity method to account for its joint venture investments for the year ending December 31, 2000. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

               Please see the accompanying Blankenbaker Business Center Joint Venture financial statements and notes.

          B)   Organization
               ------------

               NTS-Properties VII, LTD. (the "Partnership") is a limited partnership organized under the laws of the state of Florida in April 1987. The General Partner is NTS-Properties Associates VII (a Kentucky limited partnership). The Partnership is in the business of developing, constructing, owning and operating apartment complexes and commercial real estate.

          C)   Properties
               ----------

               The Partnership owns and operates the following properties:

               * The Park at the Willows, a 48-unit luxury apartment complex in Louisville, Kentucky.

               * Park Place Apartments Phase II, a 132-unit luxury apartment complex in Lexington, Kentucky.

               * A 31.34% joint venture interest in Blankenbaker Business Center Phase 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

          D)   Revenue Recognition
               -------------------

               The Partnership recognizes revenue in accordance with each tenants respective lease agreement.

          E)   Allocation of Net Income (Loss) and Cash Distributions
               ------------------------------------------------------

               Pre-termination date net cash receipts and interim net cash receipts, as defined in the partnership agreement, and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the General Partner.

               -----------------------------------------------------------------

               Net operating income (excluding net gains from sales and other specially allocated items) shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions. Net operating income in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their original capital less cash distributions except distribution of pre-termination date net cash receipts; (3) the balance, 80% to the limited partners and 20% to the General Partner. Net operating losses shall be allocated 99% to the limited partner and 1% to the General Partner for all periods presented in the accompanying financial statements.

          F)   Tax Status
               ----------

               The Partnership has received a ruling from the Internal Revenue Service stating that the Partnership is classified as a limited partnership for federal income tax purposes. As such, the Partnership makes no provision for income taxes. The taxable income or loss is passed through to the holders of the partnership interests for inclusion on their individual income tax returns.

               A reconciliation of net income (loss) for financial statement purposes versus that for income tax reporting is as follows:


                                                    2000      1999        1998
                                                    ----      ----        ----

               Net income (loss)                 $ 29,049   $ 76,896   $(30,496)
               Items handled differently
                for tax purposes:
               Depreciation and amortization      (14,534)    29,324      4,531
               Capitalized leasing costs            9,384      3,030     56,640
               Gain/loss on disposal of assets      4,312       -        (3,154)
                                                 ---------  ---------  ---------
               Taxable income                    $ 28,211   $109,250   $ 27,521
                                                 =========  =========  =========

          G)   Use of Estimates in the Preparation of Financial Statements
               -----------------------------------------------------------

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

          H)   Cash and Equivalents - Restricted
               ---------------------------------

               Cash and equivalents - restricted represents funds received for residential security deposits, funds reserved by the Partnership for the repurchase of limited partnership Units (December 31, 1997) and funds reserved by the Partnership for the purchase of limited partnership Units through tender offers (December 31, 1998 to present - see Note 3).

          I)   Basis of Property and Depreciation
               ----------------------------------

               Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for building and improvements and 5-30 years for amenities. The aggregate costs of the Partnership's properties for federal tax purposes as of December 31, 2000 is approximately $12,645,000.

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

          J)   Advertising
               -----------

               The   Partnership   expenses   advertising   costs  as  incurred.
               Advertising expense was immaterial to the Partnership during the years ended December 31, 2000, 1999 and 1998.

          K)   Statements of Cash Flows
               ------------------------

               For purposes of reporting cash flows, cash and equivalents include cash on hand and short- term, highly liquid investments with initial maturities of three months or less.

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

3.        Tender Offers
          -------------

          On December 7, 1998, the Partnership and ORIG, LLC an affiliate of the Partnership, (the "Offerors") commenced a tender offer (the "First Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. The First Tender Offer stated that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses from cash reserves. If more than 20,000 Units were tendered, the Partnership and ORIG, LLC could choose to acquire the additional Units on the same terms. Other wise, tendered Units would be purchased on a pro rata basis up to 20,000. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the First Tender Offer.

          -------------------------

          Under the terms of the First  Tender  Offer,  the First  Tender  Offer expired on March 6, 1999. As of that date, a total of 25,794 Units were tendered pursuant to the First Tender Offer. The Offerors exercised their right under the terms of the First Tender Offer to purchase more than 20,000 Units and all 25,794 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC purchased 15,794 Units.

          On September 2, 1999, the Partnership and ORIG, LLC, (the "Offerors") commenced a tender offer (the "Second Tender Offer") to purchase up to 20,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit. The Second Tender Offer provided that the Partnership would purchase the first 10,000 Units tendered and would fund its purchases and its portion of the expenses, associated with administering the Second Tender Offer from cash reserves. If more than 10,000 Units were tendered, ORIG, LLC would purchase up to an additional 10,000 Units. If more than 20,000 Units were tendered, the Offerors could choose to acquire the additional Units on the same terms. Units that were acquired by the Partnership would be retired. Units that were acquired by ORIG, LLC would be held by it. The General Partner, NTS-Properties Associates VII did not participate in the Second Tender Offer. The Second Tender Offer's initial expiration date was November 30, 1999, but was extended to December 15, 1999.

          Under the terms of the Second Tender Offer, the Second Tender Offer expired on December 15, 1999. As of that date, a total of 41,652 Units were tendered pursuant to the Second Tender Offer. The Offerors exercised their right under the terms of the Second Tender Offer to purchase more than 20,000 Units and all 41,652 Units tendered were accepted by the Offerors, without proration. The Partnership repurchased 10,000 Units and ORIG, LLC Purchased 31,652 Units.

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

          On August 15, 2000 the Third Tender Offer expired. A total of 39,220 Units were tendered and the Offerors accepted all Units tendered. The Partnership repurchased 2,500 Units at a cost of $15,000 and ORIG, LLC purchased 36,720 Units at a cost of $220,320. The expenses associated with the Third Tender Offer were approximately $19,840 of which the Partnership incurred $2,204 and ORIG incurred $17,636. Units acquired by the Partnership will be retired. Units acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, did not participate in the Third Tender Offer.

          -------------------------

          Although the Offerors believed that each tender offer's price was appropriate, the price per Unit may not equate to the fair market value or the liquidation value of the Units, and was less than the book value per Unit as of the date of the tender offers.

4.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the Partnership's investment in property held for lease as of December 31:

                                                  2000                1999
                                                  ----                ----

           Land and improvements              $  3,091,979       $  3,084,820
           Building and improvements            10,094,796         10,000,078
                                              ------------       ------------
                                                13,186,775         13,084,898
           Less accumulated depreciation         5,098,320          4,757,842
                                              ------------       ------------
                                              $  8,088,455       $  8,327,056
                                              ============       ============


5.        Mortgage Payable
          ----------------

          Mortgage payable as of December 31, consisted of the following:


                                                  2000               1999
                                                  ----               ----

           Mortgage payable to an insurance
           company, bearing interest  at a
           fixed rate of 7.37%,
           due October 15, 2012,
           secured by land and buildings.     $  3,756,533       $  3,876,398
                                              ------------       ------------

                                              $  3,756,533       $  3,876,398
                                              ============       ============

          The mortgage is payable in monthly aggregate installments of $33,467 (includes principal and interest).

          Scheduled maturities of debt are as follows:

                  For the Years Ended December 31,               Amount
                  --------------------------------               ------
                      2001                                   $   129,105
                      2002                                       138,910
                      2003                                       149,501
                      2004                                       160,841
                      2005                                       173,193
                      Thereafter                               3,004,983
                                                             -----------
                                                             $ 3,756,533
                                                             ===========

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $3,727,000.

6.        Related Party Transactions
          --------------------------

          Pursuant  to  an  agreement  with  the  Partnership,  NTS  Development
          Company, an affiliate of the General Partners of the Partnership, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from the Partnership's residential properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities. The Partnership was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                    For the Twelve Months Ended
                                                            December 31,
                                                            ------------

                                                    2000       1999       1998
                                                    ----       ----       ----

           Property management fees               $ 83,823   $ 85,781   $ 83,462
                                                  --------   --------   --------
           Property management                     138,777    129,491    174,665
           Leasing                                  25,057     40,017     39,136
           Administrative - operating               70,758     76,802     20,208
           Other                                     1,209         87        162
                                                  --------   --------   --------
           Total operating expenses - affiliated   235,801    246,397    234,171
                                                  --------   --------   --------
           Professional and administrative
             expenses - affiliated                  54,404     44,540     53,700
                                                  --------   --------   --------
           Repairs and maintenance fee               9,340      6,029      1,410
           Loan costs                                    -          -      7,500
           Construction management                     116          -         23
                                                  --------   --------   --------
           Total related party transactions
             capitalized                             9,456      6,029      8,933
                                                  --------   --------   --------
           Total related party transactions       $383,484   $382,747   $380,266
                                                  ========   ========   ========


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

7.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Partnership with existing laws has not had a material adverse effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the consolidated balance sheets and statements of operations of the Partnership except as discussed herein.

          The Partnership plans to replace the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make the roof replacements. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of December 31, 2000, no roof replacements have been started. It is anticipated that the Partnership will require at least 12 months to generate sufficient reserves to begin the roof replacements.

8.        Segment Reporting
          -----------------

          The Partnership's reportable operating segments include only one segment - Residential Real Estate Operations.

9.       Selected Quarterly Financial Data (Unaudited)
         ---------------------------------------------


                                                     For the Quarters Ended
                                                     ----------------------

      2000                             March 31      June 30    September 30   December 31
      ----                             --------      -------    ------------   -----------


Total revenues                        $ 461,295     $ 498,912    $ 500,471     $ 476,181
Total expenses                          464,151       455,074      541,673       446,912
Net income (loss)                        (2,856)       43,838      (41,202)       29,269
Net income (loss) allocated to the
  limited partners                       (2,827)       43,400      (40,790)       28,976
Net income (loss) per limited
  partnership Unit                        (0.01)         0.08        (0.07)         0.05



9.       Selected Quarterly Financial Data (Unaudited) - Continued
         ---------------------------------------------------------

                                                    For the Quarters Ended
                                                    ----------------------

      1999                            March 31       June 30   September 30   December 31
      ----                            --------       -------   ------------   -----------


Total revenues                        $ 468,566     $ 501,712    $ 519,397    $ 471,149
Total expenses                          470,502       477,701      498,394      437,331
Net income (loss)                        (1,936)       24,011       21,003       33,818
Net income (loss) allocated to the
  limited partners                       (1,917)       23,771       20,793       33,480
Net income (loss) per limited
  partnership Unit                         --            0.04         0.04         0.05


          The  information  presented in the table above is based on  previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1A for further information regarding the Partnership's change from the proportionate consolidation method to the equity method.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

To the Blankenbaker Business Center Joint Venture:

We have audited the accompanying balance sheets of Blankenbaker Business Center Joint Venture as of December 31, 2000 and 1999, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Blankenbaker Business Center Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blankenbaker Business Center Joint Venture as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                                 ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 9, 2001

                   BLANKENBAKER BUSINESS CENTER JOINT VENTURE
                   ------------------------------------------

                                 BALANCE SHEETS
                                 --------------

                        AS OF DECEMBER 31, 2000 AND 1999
                        --------------------------------

                                                     2000             1999
                                                     ----             ----

ASSETS
------
Cash and equivalents                              $   52,019       $   13,252
Cash and equivalents - restricted                      5,858           39,118
Accounts receivable                                   31,931             --
Land, buildings and amenities, net                 3,504,498        3,709,036
Other assets                                         189,795          227,853
                                                  ----------       ----------
     TOTAL ASSETS                                 $3,784,101       $3,989,259
                                                  ==========       ==========

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage payable                                  $2,697,393       $3,121,473
Accounts payable                                     215,135          224,685
Security deposits                                       --               --
Other liabilities                                     54,037            9,322
                                                  ----------       ----------
     TOTAL LIABILITIES                             2,966,565        3,355,480

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                     817,536          633,779
                                                  ----------       ----------
     TOTAL LIABILITIES AND PARTNERS' EQUITY       $3,784,101       $3,989,259
                                                  ==========       ==========

The accompanying notes to financial statements are an integral part of these statements.



                   BLANKENBAKER BUSINESS CENTER JOINT VENTURE
                   ------------------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------


                                                           2000          1999         1998
                                                           ----          ----         ----

REVENUES
--------
Rental income                                            $ 907,614    $ 914,503     $ 933,811
Interest and other income                                      486           23           248
                                                         ----------   ----------    ----------
     TOTAL REVENUES                                        908,100      914,526       934,059

EXPENSES
--------
Operating expenses                                         100,128       50,572        86,328
Operating expenses - affiliated                             33,802       62,946        62,954
Loss on disposal of assets                                     242         --            --
Interest expense                                           255,004      289,549       321,008
Management fees                                             54,486       53,825        57,091
Real estate taxes                                           54,677       55,850        56,482
Professional and administrative expenses - affiliated      200,000      210,000       180,000
Depreciation and amortization                              204,296      204,501       204,470
                                                         ----------   ----------    ----------
    TOTAL EXPENSES                                         902,635      927,243       968,333
                                                         ----------   ----------    ----------
Net income (loss)                                            5,465      (12,717)      (34,274)
                                                         ==========   ==========    ==========


The accompanying notes to financial statements are an integral part of these statements.

                   BLANKENBAKER BUSINESS CENTER JOINT VENTURE
                   ------------------------------------------

                        STATEMENTS OF PARTNERS' EQUITY (1)
                        ----------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
              -----------------------------------------------------



                                                            Partners'
                                                             Equity
                                                             ------
Balances at December 31, 1997                              $ 423,369

  Net loss                                                   (34,274)

  Distributions declared                                     (21,953)

  Capital contributions                                      120,000
                                                           ----------
Balances at December 31, 1998                                487,142

  Net loss                                                   (12,717)

  Distributions declared                                     (50,974)

  Capital contributions                                      210,328
                                                           ----------
Balances at December 31, 1999                                633,779

  Net income                                                   5,465

  Distributions declared                                     (41,398)

  Capital contributions                                      219,690
                                                           ----------
Balances at December 31, 2000                              $ 817,536
                                                           ==========

(1) For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.


                   BLANKENBAKER BUSINESS CENTER JOINT VENTURE
                   ------------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                                         2000            1999           1998
                                                         ----            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net income (loss)                                     $   5,465      $ (12,717)     $ (34,274)
Adjustments to reconcile net income (loss) to net
cash  provided by operating activities:
   Loss on disposal of assets                               242           --             --
   Depreciation and amortization                        204,296        204,501        204,470
Changes in assets and liabilities:
   Cash and equivalents - restricted                     33,260           (638)         1,910
   Accounts receivable                                  (31,931)       (17,455)        17,455
   Other assets                                          38,057         39,652         37,683
   Accounts payable                                      (9,550)        32,250         34,616
   Other liabilities                                     44,716        (12,336)          --
                                                      ----------     ----------     ----------
      Net cash provided by operating activities         284,555        233,257        261,860
                                                      ----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings, and amenities                --             --             --

       Net cash used in  investing activities              --             --             --

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Principal payments on mortgages payable                (424,080)      (389,639)      (357,996)
Cash distributions                                      (41,398)       (50,974)       (21,953)
Capital contributions                                   219,690        210,328        120,000
                                                      ----------     ----------     ----------
     Net cash used in financing activities             (245,788)      (230,285)      (259,949)
                                                      ----------     ----------     ----------
     Net increase in cash and equivalents                38,767          2,972          1,911

CASH AND EQUIVALENTS, beginning of year                  13,252         10,280          8,369
                                                      ----------     ----------     ----------
CASH AND EQUIVALENTS, end of year                     $  52,019      $  13,252      $  10,280
                                                      ==========     ==========     ==========

Interest paid on a cash basis                         $ 256,506      $ 290,929      $ 322,573
                                                      ==========     ==========     ==========

The accompanying notes to financial statements are an integral part of these statements.

                   BLANKENBAKER BUSINESS CENTER JOINT VENTURE
                   ------------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------

1.        Significant Accounting Policies
          -------------------------------

          A)   Organization
               ------------

               Blankenbaker Business Center Joint Venture (the "Joint Venture") was organized on December 28, 1990, by NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

          B)   Properties
               ----------

               Blankenbaker Business Center Joint Venture owns Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

          C)   Allocation of Net Income (Loss) and Cash Distributions
               ------------------------------------------------------

               The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term Net Cash Flow for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the Partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the Partners; provided, however, that the amounts referred to in (B) (i), (ii), and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. Percentage interest means that percentage which the capital contribution of a Partner bears to the aggregate capital contributions of all the Partners.

               Net income or net loss is allocated between the Partners in accordance with their respective percentage interests pursuant to the Joint Venture agreement.

          D)   Use of Estimates in the Preparation of Financial Statements
               -----------------------------------------------------------

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

          E)   Cash and Equivalents - Restricted
               ---------------------------------

               Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for property taxes in accordance with the loan agreement.

          F)   Basis of Property and Depreciation
               ----------------------------------

               Land, buildings and amenities are stated at cost to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements and 5-30 years for building and improvements. The aggregate cost of Blankenbaker Business Center 1A for federal tax purposes as of December 31, 2000 is $7,354,221.

               Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2000, 1999 and 1998 did not result in an impairment loss.

          G)   Revenue Recognition - Rental Income and Capitalized Leasing Costs
               -----------------------------------------------------------------

               For financial reporting purposes, the income from commercial leases is recognized on a straight-line basis over the lease term. There was no accrued income connected with commercial leases as of December 31, 2000 and 1999 due to the renewal lease having no scheduled and specified rent increases. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term.

          H)   Advertising
               -----------

               The  Joint  Venture  expenses   advertising  costs  as  incurred.
               Advertising expense was immaterial to the Joint Venture during the years ended December 31, 2000, 1999 and 1998.

2.        Concentration of Credit Risk
          ----------------------------

          The  Joint  Venture  owns  and  operates  a  commercial   property  in
          Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area.

3.        Land, Buildings and Amenities
          -----------------------------

          The following schedule provides an analysis of the Joint Venture investment in property held for lease as of December 31:


                                                    2000            1999
                                                    ----            ----

           Land and improvements                $ 2,232,929     $ 2,235,254
           Building and improvements              5,121,291       5,121,291
                                                -----------     -----------
                                                  7,354,220       7,356,545
           Less accumulated depreciation          3,849,722       3,647,509
                                                -----------     -----------
                                                $ 3,504,498     $ 3,709,036
                                                ===========     ===========

4.        Mortgage Payable
          ----------------

          Mortgage payable as of December 31 consist of the following:



                                                      2000             1999
                                                      ----             ----
           Mortgage payable to an insurance
           company, bearing interest  at a
           fixed rate of 8.5%, due November 15,
           2005, secured by land and buildings.    $ 2,697,393     $ 3,121,473
                                                   -----------     -----------

                                                   $ 2,697,393     $ 3,121,473
                                                   ===========     ===========

          The mortgage is payable in monthly aggregate installments of $60,692 (includes principal, interest and tax).

          Scheduled maturities of debt are as follows:

                  For the Years Ended December 31,             Amount
                  --------------------------------             ------
                              2001                           $   461,565
                              2002                               502,362
                              2003                               546,767
                              2004                               595,096
                              2005                               591,603
                                                             -----------
                                                             $ 2,697,393
                                                             ===========

          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $2,729,000.

5.        Rental Income Under Operating Lease
          -----------------------------------

          The following is a schedule of minimum future rental income on noncancellable operating leases as of December 31, 2000:

                  For the Years Ended December 31,             Amount
                  --------------------------------             ------
                               2001                          $   752,787
                               2002                              752,787
                               2003                              752,787
                               2004                              752,787
                               2005                              439,126
                                                             -----------
                                                             $ 3,450,274
                                                             -----------

6.        Related Party Transactions
          --------------------------

          Pursuant to an agreement with the partnerships which formed the Blankenbaker Business Center Joint Venture, NTS Development Company, an affiliate of the General Partners of the partnerships, receives property management fees on a monthly basis. The fee is equal to 6% of the gross revenues from the partnerships' commercial properties. Also permitted by an agreement, NTS Development Company will receive a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities. The Blankenbaker Business Center Joint Venture was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999 and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.


                                                  For the Twelve Months Ended
                                                         December 31,
                                                         ------------

                                                  2000       1999         1998
                                                  ----       ----         ----

           Property management fees            $ 54,486    $ 53,825    $ 57,091
                                               --------    --------    --------
           Property management                   15,563      42,603      47,306
           Leasing                                 --           250        --
           Administrative - operating            17,268      19,133      11,231
           Other                                    971         960       4,417
                                               --------    --------    --------
             Total operating expenses
                - affiliated                     33,802      62,946      62,954
                                               --------    --------    --------
           Professional and administrative
              expenses - affiliated             200,000     210,000     180,000
                                               --------    --------    --------
             Total related party transactions  $288,288    $326,771    $300,045
                                               ========    ========    ========

          The professional and administrative expenses - affiliated includes a cost recovery to provide for expenditures made on the Joint Venture's behalf.

7.        Commitments and Contingencies
          -----------------------------

          The Joint Venture, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Joint Venture with existing laws has not had a material adverse effect on the Joint Venture's financial condition and results of operations. However, the Joint Venture cannot predict the impact of new or changed laws or regulations on its current property or on properties that it may acquire in the future.

          The Joint Venture does not believe there is any litigation threatened against the Joint Venture other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the Joint Venture.

8.        Segment Reporting
          -----------------

          The Joint Venture's reportable operating segments include only one segment - Commercial Real Estate Operations.

Item 9.   Changes  in  and  Disagreements  with  Accountants  on  Accounting and
          ----------------------------------------------------------------------
          Financial Disclosures
          ---------------------

None.

                                    PART III
                                    --------

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

The General Partners of NTS-Properties Associates VII are as follows:

J. D. Nichols
-------------
Mr. Nichols (age 59) is the managing General Partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation
-----------------------
NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of the Partnership's properties is NTS Development Company, the executive officers and/or directors of which are Messrs. J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin
--------------
Mr. Lavin (age 47), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells
----------------
Mr. Wells (age 42), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in both Virginia and Indiana and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11.    Management Remuneration and Transactions
            ----------------------------------------

The officers and/or directors of the corporate General Partner received no direct remuneration in such capacities. The Partnership is required to pay a property management fee based on gross revenues to NTS Development Company. The Partnership is also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on net cash proceeds from the refinancing of any Partnership property. Also, NTS Development Company provides certain other services to the Partnership. See Note 6 to the consolidated financial statements which sets forth transactions with affiliates to the General Partner for the years ended December 31, 2000, 1999 and 1998.

The General Partner is entitled to receive cash distributions and allocations of profits and losses from the Partnership. See Note 1E to the consolidated financial statements which describes the methods used to determine income allocations and cash distributions.

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             --------------------------------------------------------------

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Units as of February 28, 2001.

         ORIG, LLC                                   89,017  Units  (16.09%)
         10172 Linn Station Rd.
         Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability  company,  the members of which are J.
D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%), and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates VII, the General Partner of the Partnership.

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

Item 12.    Security  Ownership  of Certain  Beneficial  Owners  and  Management
            --------------------------------------------------------------------
            - Continued
            -----------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent of the Partnership's limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish the Partnership with copies of all forms filed with the SEC.

To the Partnership's knowledge, based solely on its review of the copies for the forms received by it, or written representations from certain reporting persons that no additional forms were required for those persons, the Partnership believes that ORIG, LLC was late in filing one Form 4 relating to one purchase of the Partnership's limited partnership interests in connection with a tender offer made during 2000.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fee is equal to 5% of gross revenues from the residential properties. Also pursuant to an agreement with the Partnership, NTS Development Company will receive a repair and maintenance fee equal to 5.9 % of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities. The Partnership was charged the following amounts from NTS Development Company for the years ended December 31, 2000, 1999, and 1998. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

These charges were as follows:


                                                    For the Twelve Months Ended
                                                            December 31,
                                                            ------------
                                                        2000     1999     1998
                                                        ----     ----     ----

Property management fees                             $ 83,823  $ 85,781 $ 83,462
                                                     --------  -------- --------

Property management                                   138,777   129,491  174,665
Leasing                                                25,057    40,017   39,136
Administrative - operating                             70,758    76,802   20,208
Other                                                   1,209        87      162
                                                     --------  -------- --------
     Total operating expenses - affiliated            235,801   246,397  234,171
                                                     --------  -------- --------
Professional and administrative expenses -affiliated   54,404    44,540   53,700
                                                     --------  -------- --------
Repairs and maintenance fee                             9,340     6,029    1,410
Loan costs                                               --        --      7,500
Construction management                                   116      --         23
                                                     --------  -------- --------
     Total related party transactions capitalized       9,456     6,029    8,933
                                                     --------  -------- --------
     Total related party transactions                $383,484  $382,747 $380,266
                                                     ========  ======== ========

            ----------------------------------------------------------

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

                                     PART IV
                                     -------

Item 14.  Exhibits,  Consolidated  Financial Statement Schedules, and Reports on
          ----------------------------------------------------------------------
          Form 8-K
          --------

1.        Consolidated Financial Statements
          ---------------------------------

          The financial statements for the years ended December 31, 2000, 1999, and 1998, along with the report from Arthur Andersen, LLP dated March 9, 2001, appear in Part II, Item 8. The following schedules should be read in conjunction with those consolidated financial statements.

2.        Consolidated Financial Statement Schedules
          ------------------------------------------

          Schedules                                                    Page No.
          ---------                                                    --------
          III-Real Estate and Accumulated Depreciation                   51-52

          All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3.       Exhibits
         --------

         Exhibit No.                                                  Page No.
         -----------                                                  --------

         3.   Amended and Restated Agreement and Certificate             *
              of Limited Partnership of NTS-Properties VII, Ltd., a Florida limited partnership

         10.  Property Management and Construction  Agreement            *
              between NTS Development Company and
              NTS-Properties VII, Ltd.

         * Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987 (effective October 29, 1987) under Commission File No. 33-14308.

4.      Reports on Form 8-K
        -------------------

        None.


                            NTS-PROPERTIES VII, LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------



                                                               Park Place
                                               The Park at     Apartments
                                               the Willows      Phase II         Total
                                               -----------      --------         -----
Encumbrances                                       None           (A)

Initial cost to partnership:
     Land                                      $   457,048    $ 2,616,693    $ 3,073,741
     Buildings and improvements                  2,091,968      7,692,119      9,784,087

Cost capitalized subsequent to acquisition:
   Improvements (net of retirements)                74,629        236,377        311,006

Gross amount at which carried
  December 31,  2000 (B):
     Land                                      $   458,517    $ 2,633,462    $ 3,091,979
     Buildings and improvements                  2,165,128      7,911,727     10,076,855
                                               -----------    -----------    -----------
     Total                                     $ 2,623,645    $10,545,189    $13,168,834 (D)
                                               ===========    ===========    ===========

Accumulated depreciation                       $ 1,060,881    $ 4,032,057    $ 5,092,938 (D)
                                               ===========    ===========    ===========

Date of construction                                N/A           02/90

Date Acquired                                      05/88           N/A

Life at which depreciation in latest
  income statement is computed                      (C)            (C)

(A)  First mortgage held by an insurance company.
(B)  Aggregate cost of real estate for tax purposes is $12,645,094.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.
(D) Reconciliation, net of accumulated depreciation to consolidated financial statements:



Total gross cost at December 31, 2000                                  $ 13,168,834
Additions to Partnership for computer hardware and software in 1998           8,797
Additions to Partnership for computer hardware and software in 1999           9,144
                                                                       -------------
Balance at December 31, 2000                                             13,186,775
Less accumulated depreciation                                            (5,092,938)
Less accumulated depreciation for Partnership computer hardware and
  software                                                                   (5,382)
                                                                       -------------
Land, Buildings and Amenities, net at December 31, 2000                $  8,088,455
                                                                       =============

                            NTS-PROPERTIES VII, LTD.
                            ------------------------

             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
             -------------------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
              ----------------------------------------------------


                                           Real               Accumulated
                                          Estate             Depreciation
                                          ------             ------------
Balances at December 31, 1997         $ 12,851,484          $  3,998,932

Additions during period:
     Improvements                          165,398                  --
     Depreciation                             --                 403,860

Deductions during period:
     Retirements                           (46,740)              (33,730)
                                      -------------         -------------
Balances at December 31, 1998           12,970,142             4,369,062

Additions during period:
     Improvements                          120,326                  --
     Depreciation                             --                 394,350

Deductions during period:
      Retirements                           (5,570)               (5,570)
                                      -------------         -------------
Balances at December 31, 1999           13,084,898             4,757,842

Additions during period:
      Improvements                         199,637                  --
      Depreciation                            --                 380,890

Deductions during period:
     Retirements                           (97,760)              (40,412)
                                      -------------         -------------
Balances at December 31, 2000         $ 13,186,775          $  5,098,320
                                      =============         =============


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


Date: April 2, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

         Signature                                     Title
         ---------                                     -----

/s/ J. D. Nichols
--------------------------
J. D. Nichols                      General Partner of NTS-Properties Associates
                                   VII and Chairman of the Board and Sole
                                   Director of NTS Capital Corporation.


/s/ Brian F. Lavin
--------------------------
Brian F. Lavin                     President and Chief Operating Officer of NTS
                                   Capital Corporation


/s/ Gregory A. Wells
--------------------------
Gregory A. Wells                   Senior Vice President and Chief Financial
                                   Officer of NTS Capital Corporation

The Partnership is a limited partnership and no proxy material has been sent to the limited partners. The Partnership will deliver to the limited partners an annual report containing the Partnership's consolidated financial statements and a message from the General Partner.