Form 10-Q
period 2001-03-31
NTS PROPERTIES VII LTD/FL
filed 2001-05-15
CIK 814222

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2001
                               -------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  -------------------------

Commission File Number                         0-17589
                       ---------------------------------------------------------

                            NTS-PROPERTIES VII, LTD.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Florida                                      61-1119232
--------------------------------            ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   10172 Linn Station Road
     Louisville, Kentucky                                 40223
--------------------------------            ------------------------------------
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

                                TABLE OF CONTENTS
                                -----------------

                                     PART I
                                     ------

                                                                           Pages
                                                                           -----

Item 1.    Financial Statements

           Balance Sheets as of March 31, 2001 and December 31, 2000       3

           Statement of Partners' Equity as of March 31, 2001              3

           Statements of Operations for the Three Months Ended
                    March 31, 2001 and 2000                                4

           Statements of Cash Flows for the Three Months Ended
                    March 31, 2001 and 2000                                5

           Notes to Financial Statements                                   6-10

Item 2.    Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                              11-15

Item 3.    Quantitative and Qualitative Disclosures About Market Risk      16

                                     PART II
                                     -------

Item 1.    Legal Proceedings                                               17

Item 2.    Changes in Securities                                           17

Item 3.    Defaults Upon Senior Securities                                 17

Item 4.    Submission of Matters to a Vote of Security Holders             17

Item 5.    Other Information                                               17

Item 6.    Exhibits and Reports on Form 8-K                                17

Signatures                                                                 18

PART I.   FINANCIAL INFORMATION
          ---------------------
Item 1.   Financial Statements
          --------------------


                                                      NTS-PROPERTIES VII, LTD.
                                                      ------------------------
                                                           BALANCE SHEETS
                                                           --------------


                                                                             As of                    As of
                                                                         March 31, 2001         December 31, 2000*
                                                                     ----------------------   ----------------------
                                                                          (UNAUDITED)
ASSETS
------
Cash and equivalents                                                $               411,395  $               307,173
Cash and equivalents - restricted                                                    25,425                   26,175
Accounts receivable                                                                     955                   62,978
Land, buildings and amenities, net                                                7,996,222                8,088,455
Investment in and advances to joint venture                                         519,664                  446,072
Other assets                                                                         70,002                   73,641
                                                                     ----------------------   ----------------------

     TOTAL ASSETS                                                   $             9,023,663  $             9,004,494
                                                                     ======================   ======================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage and notes payable                                          $             3,775,247  $             3,756,533
Accounts payable                                                                     38,458                   14,438
Security deposits                                                                    26,200                   25,325
Other liabilities                                                                    35,121                   13,413
                                                                     ----------------------   ----------------------

     TOTAL LIABILITIES                                                            3,875,026                3,809,709

COMMITMENTS AND CONTINGENCIES (Note 9)

PARTNERS' EQUITY                                                                  5,148,637                5,194,785
                                                                     ----------------------   ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                              $             9,023,663  $             9,004,494
                                                                     ======================   ======================




                                                    STATEMENT OF PARTNERS' EQUITY
                                                    -----------------------------


                                                    Limited Partners         General Partner               Total
                                                 ----------------------   ----------------------   ----------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of  offering costs   $            10,935,700  $                   100  $            10,935,800
Net loss - prior years                                       (2,540,780)                 (25,664)              (2,566,444)
Net loss - current year                                         (45,687)                    (461)                 (46,148)
Cash distributions declared to date                          (2,717,046)                 (27,445)              (2,744,491)
Repurchase of limited partnership Units                        (430,080)                      --                 (430,080)
                                                 ----------------------   ----------------------   ----------------------

BALANCES AT MARCH 31, 2001                      $             5,202,107  $               (53,470) $             5,148,637
                                                 ======================   ======================   ======================



* Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to financial statements are an integral part of these statements.


                                                      NTS-PROPERTIES VII, LTD.
                                                      ------------------------
                                                      STATEMENTS OF OPERATIONS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                         -----------------------------------------------
                                                                                  2001                     2000
                                                                         ----------------------   ----------------------
REVENUES
--------
Rental income                                                           $               379,365  $               386,913
Interest and other income                                                                 4,511                    7,528
Income on investment in joint venture                                                    18,293                    6,977
Gain on sale of assets                                                                       --                    4,118
                                                                         ----------------------   ----------------------

     TOTAL REVENUES                                                                     402,169                  405,536
                                                                         ----------------------   ----------------------

EXPENSES
--------
Operating expenses                                                                       93,591                   76,431
Operating expenses - affiliated                                                          58,840                   53,453
Loss on disposal of assets                                                               43,685                   19,843
Interest expense                                                                         68,044                   71,286
Management fees                                                                          19,827                   20,073
Real estate taxes                                                                        22,452                   22,828
Professional and administrative expenses                                                 19,667                   30,763
Professional and administrative
   expenses - affiliated                                                                 24,284                   19,592
Depreciation and amortization                                                            97,927                   94,123
                                                                         ----------------------   ----------------------

     TOTAL EXPENSES                                                                     448,317                  408,392
                                                                         ----------------------   ----------------------

Net loss                                                                $               (46,148) $                (2,856)
                                                                         ======================   ======================

Net loss allocated to the limited partners                              $               (45,687) $                (2,827)
                                                                         ======================   ======================

Net loss per limited partnership Unit                                   $                (0.08)  $                 (0.01)
                                                                         ======================   ======================

Weighted average number of limited partnership Units                                    553,236                  555,736
                                                                         ======================   ======================



The accompanying notes to financial statements are an integral part of these statements.


                                                      NTS-PROPERTIES VII, LTD.
                                                      ------------------------
                                                      STATEMENTS OF CASH FLOWS
                                                      ------------------------
                                                             (UNAUDITED)
                                                             -----------


                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                         -------------------------------------
                                                                                               2001                 2000
                                                                                         -----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                                               $           (46,148) $           (2,856)
Adjustments to reconcile net loss to net cash provided by operating activities:
    Loss on disposal of assets                                                                      43,685              19,843
    Gain on sale of assets                                                                              --              (4,118)
    Depreciation and amortization                                                                   98,706              94,895
    Income from investment in joint venture                                                        (18,293)             (6,977)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                                                750               2,574
      Accounts receivable                                                                           62,023              77,034
      Other assets                                                                                   2,859             (24,538)
      Accounts payable                                                                              24,020               4,708
      Security deposits                                                                                875                (125)
      Other liabilities                                                                             21,708              17,646
                                                                                         -----------------    ----------------

     Net cash provided by operating activities                                                     190,185             178,086

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of assets                                                                            --               6,934
Additions to land, buildings and amenities                                                         (49,378)            (67,452)
Investment in and advances to joint venture                                                        (55,299)            (67,700)
                                                                                         -----------------    ----------------

     Net cash used in investing activities                                                        (104,677)           (128,218)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgage loan and notes payable                                                       51,060                  --
Principal payment on mortgage payable                                                              (32,346)            (29,499)
Cash distributions                                                                                      --             (28,067)
                                                                                         -----------------    ----------------

     Net cash provided by (used in) financing activities                                            18,714             (57,566)

     Net increase (decrease) in cash and equivalents                                               104,222              (7,698)

CASH AND EQUIVALENTS, beginning of period                                                          307,173             396,110
                                                                                         -----------------    ----------------

CASH AND EQUIVALENTS, end of period                                                    $           411,395  $          388,412
                                                                                         =================    ================

Interest paid on a cash basis                                                          $            68,835  $           71,673
                                                                                         =================    ================



The accompanying notes to financial statements are an integral part of these statements.

                            NTS-PROPERTIES VII, LTD.
                          NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS-Properties VII, Ltd's (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2001 and 2000.

1.        Consolidation Policy and Joint Venture Accounting
          -------------------------------------------------

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

1.        Consolidation Policy and Joint Venture Accounting - Continued
          -------------------------------------------------------------

          The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

2.        Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

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

3.        Concentration of Credit Risk
          ----------------------------

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

5.        Basis of Property and Depreciation
          ----------------------------------

          Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of the Partnership's properties for federal tax purposes is approximately $12,645,000.

          Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended March 31, 2001 and 2000 did not result in any impairment loss.

6.        Investment in Joint Venture
          ---------------------------

          Blankenbaker Business Center Joint Venture (the "Joint Venture') was organized on December 28, 1990, by NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

          For the three months ended March 31, 2001 and 2000, Blankenbaker Business Center 1A had total revenues of $238,497 and $200,177, respectively, and net income of $65,954 and $29,873, respectively.

7.        Mortgage and Notes Payable
          --------------------------

          Mortgage and notes payable consist of the following:


                                                                  March 31, 2000             December 31, 2000
                                                             ------------------------     ------------------------
          Mortgage payable to an insurance company,
          bearing interest at a fixed rate of
          7.37%, due October 15, 2012,
          secured by land and buildings.                  $                3,724,187    $                3,756,533

          Note payable to a bank, bearing interest
          at the Prime Rate, due March 27, 2003.
          At March 31, 2001, the interest rate was
          approximately 8.50%.                                                38,148                            --

          Note payable to a bank, bearing interest
          at the Prime Rate, due March 27, 2003.
          At March 31, 2001, the interest rate
          was approximately 8.50%.                                            12,912                            --
                                                             ------------------------     ------------------------

                                                           $                3,775,247   $                3,756,533
                                                             ========================     ========================



          Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $3,862,000.

          On March 27, 2001, Park Place Apartments Phase II and The Park at the Willows both obtained notes payable to a bank in the amount of $38,148 and $12,912, respectively. Both notes bear interest at the Prime Rate and are due on March 27, 2003. The notes were obtained to cover the costs of installing a water meter system at the apartments.

8.        Related Party Transactions
          --------------------------

          Pursuant  to  an  agreement  with  the  Partnership,  NTS  Development
          Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership's residential properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

          --------------------------------------

          The Partnership was charged the following amounts from NTS Development Company for the three months ended March 31, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.



                                                                                   Three Months Ended
                                                                                       March 31,
                                                                       ------------------------------------------
                                                                              2001                    2000
                                                                       -------------------     ------------------
Property management fees                                             $              19,827  $              20,073
                                                                       -------------------     ------------------

Property management                                                                 34,964                 30,607
Leasing                                                                              6,398                  5,554
Administrative - operating                                                          17,120                 17,101
Other                                                                                  358                    191
                                                                       -------------------     ------------------

     Total operating expenses - affiliated                                          58,840                 53,453
                                                                       -------------------     ------------------

Professional and administrative expenses - affiliated                               24,284                 19,592
                                                                       -------------------     ------------------

Repairs and maintenance fee                                                          1,436                  2,422
Construction management                                                                 --                      4
                                                                       -------------------     ------------------

     Total related party transactions capitalized                                    1,436                  2,426
                                                                       -------------------     ------------------

     Total related party transactions                                $             104,387  $              95,544
                                                                       ===================     ==================



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

9.        Commitments and Contingencies
          -----------------------------

          The Partnership, as an owner of real estate, is subject to various environmental laws of the federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

          The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the Partnership except as discussed herein.

          -----------------------------------------

          The Partnership plans to replace the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make the roof replacements. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of March 31, 2001, no roof replacements have been started.

10.       Segment Reporting
          -----------------

          The Partnership's reportable operating segments include only one segment - Residential Real Estate Operations.

11.       Subsequent Event
          ----------------

          On May 14, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the "Offerors"), filed a fourth tender offer (the "Fourth Tender Offer") with the Securities and Exchange Commission, to purchase up to 2,000 of the Partnership's limited partnership Units at a price of $6.00 per Unit as of the date of the Fourth Tender Offer. Approximately $22,000 ($12,000 to purchase 2,000 Units plus approximately $10,000 for expenses associated with the Fourth Tender Offer) is required to purchase all 2,000 Units. The Fourth Tender Offer stated that the Partnership will purchase the first 1,000 Units tendered and will fund its purchase and its portion of the expenses from cash flow from operations. If more that 1,000 Units are tendered, ORIG, LLC will purchase up to an additional 1,000 Units. If more than 2,000 Units are tendered, the Offerors may choose to acquire the additional Units on a pro rata basis. Units acquired by the Partnership will be retired. Units that are acquired by ORIG, LLC will be held by it. The General Partner, NTS-Properties Associates VII, does not intend to participate in the Fourth Tender Offer. The Fourth Tender Offer will expire on August 14, 2001 unless extended.

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

Investment in Joint Ventures
----------------------------

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months ending March 31, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Results of Operations
---------------------

The occupancy levels at the Partnership's properties and joint venture as of March 31 were as follows:



                                                                                  Three Months Ended March 31,
                                                                         -----------------------------------------------
                                                                                2001                        2000
                                                                         -------------------         -------------------
Wholly-Owned Properties
-----------------------

The Park at the Willows                                                          90%                         73%
Park Place Apartments Phase II (1)                                               75%                         83%

Property Owned in Joint Venture with NTS-Properties IV and NTS-
---------------------------------------------------------------
Properties Plus, Ltd. (Ownership % at March 31, 2001)
-----------------------------------------------------

Blankenbaker Business Center 1A (31.34%)                                        100%                        100%



(1) In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties and joint venture during the three months ended March 31 were as follows:



                                                                                         Three Months Ended March 31,
                                                                              ---------------------------------------------------
                                                                                      2001                          2000
                                                                              ---------------------         ---------------------
Wholly-Owned Properties
-----------------------

The Park at the Willows                                                                92%                           72%
Park Place Apartments Phase II (1)                                                     76%                           82%

Property Owned in Joint Venture with NTS-Properties IV and NTS-
---------------------------------------------------------------
Properties Plus, Ltd. (Ownership % at March 31, 2001)
-----------------------------------------------------

Blankenbaker Business Center 1A (31.34%)                                              100%                          100%



(1) In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

---------------------------------

Rental and other income generated by the Partnership's properties and joint venture for the three months ended March 31 were as follows:



                                                                                     Three Months Ended March 31,
                                                                            -----------------------------------------------
                                                                                     2001                       2000
                                                                            ---------------------      --------------------
Wholly-Owned Properties
-----------------------

The Park at the Willows                                                    $               90,506     $              70,170
Park Place Apartments Phase II                                             $              290,180     $             322,483

Property Owned in Joint Venture with NTS-Properties IV and NTS-
---------------------------------------------------------------
Properties Plus, Ltd. (Ownership % at March 31, 2001)
-----------------------------------------------------

Blankenbaker Business Center 1A (31.34%)                                   $              238,497     $             200,177



Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of any additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financings.

The following is an analysis of material changes in the results of operations for the periods ending March 31, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Income from investment in joint venture increased approximately $11,000 for the three months ended March 31, 2001, as compared to the same period in 2000, mainly as a result of increased rental income collected at Blankenbaker Business Center 1A due to increased common area maintenance reimbursed by the sole tenant.

Operating expenses increased approximately $17,000, or 23%, for the three months ended March 31, 2001, as compared to the same period in 2000, mainly as a result of increased advertising costs, utilities and landscaping expenses at Park Place Apartments Phase II. The increase is partially offset by decreased repairs and maintenance costs at Park at the Willows.

Operating expenses - affiliated increased approximately $5,000, or 10%, for the three months ended March 31, 2001, as compared to the same period in 2000, mainly as a result of increased property management salaries.

The loss on disposal of assets of approximately $44,000 for the three months ended March 31, 2001, is due to retiring assets for Park Place Apartments Phase II, that were not fully depreciated, as a result of an exterior repair project completed in 2001. The loss on disposal of assets of approximately $20,000 for the three months ended March 31, 2000 is due to retiring assets for Park at the Willows, that were not fully depreciated, as a result of an exterior repair project completed in 2000.

---------------------------------

Professional and administrative expenses decreased approximately $11,000, or 36%, for the three months ended March 31, 2001, as compared to the same time period in 2000. This decrease is primarily due to 1) decreased external processing costs, 2) decreased printing costs associated with tender offer filings and 3) decreased legal and professional fees associated with tender offer filings.

Consolidated Cash Flows and Financial Condition
-----------------------------------------------

Cash flows provided by (used in):


                                                                                   Three Months Ended March 31,
                                                                       ----------------------------------------------------
                                                                                2001                          2000
                                                                       -----------------------        ---------------------
Operating activities                                                  $                190,185       $              178,086
Investing activities                                                                  (104,677)                    (128,218)
Financing activities                                                                    18,714                      (57,566)
                                                                       -----------------------        ---------------------

     Net increase (decrease) in cash and equivalents                  $                104,222       $               (7,698)
                                                                       =======================        =====================



Net cash provided by operating activities increased approximately $13,000, or 7%, for the three months ended March 31, 2001, as compared to the same period in 2000. The increase was driven primarily by accounts payable and was partially offset by increased net loss.

The decrease in net cash used in investing activities for the three months ended March 31, 2001, as compared to the same period in 2000, was mainly the result of decreased capital expenditures for Park Place Apartments Phase II and Park at the Willows, and decreased investment in the joint venture property.

The increase in net cash provided by financing activities for the three months ended March 31, 2001, as compared to the same period in 2000, was mainly due to proceeds from two notes payable obtained in March 2001 (see Note 7 for further detail on notes payable) and to the discontinuance of cash distributions starting in the fourth quarter of 2000.

On January 24, 2001, the Partnership notified its limited partners that it would be suspending distributions starting with the fourth quarter 2000. The suspension was necessary to build up cash reserves in contemplation of the roof replacements at Park Place Apartments Phase II (mentioned below). Once sufficient reserves are accumulated, management (the General Partner) will review cash, working capital levels and projections for their use, and resume distributions if appropriate.

During the three months ended March 31, 2000, the Partnership used cash flow from operations and cash on hand to declare a 1% (annualized) cash distribution of $28,067. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) were $411,395 at March 31, 2001.

-----------------------------------------------------------

The table below presents that portion of the distributions that represent a return of capital on a GAAP basis for the three months ended March 31, 2001 and 2000.



                                                         Net Income             Cash Distributions               Return of
                                                         Allocated                   Declared                     Capital
                                                    --------------------      ----------------------       ---------------------
Limited Partners:
                      2001                       $               (45,687)  $                      --    $                     --
                      2000                       $                (2,827)  $                  27,787    $                 27,787

General Partner:
                      2001                       $                   461   $                      --    $                     --
                      2000                       $                   (29)  $                     280    $                    280



The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make all of the roof replacements. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of March 31, 2001, no roof replacements have been started. The Partnership anticipated beginning the roof replacements in the third quarter of 2001 and replacing the roofs on three to four buildings per year.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
           ----------------------------------------------------------

Our primary risk exposure with regard to financial instruments is changes in interest rates. Two of the Partnership's notes payable bear interest at the Prime Rate. The Partnership's mortgage payable bears interest at a fixed rate. At March 31, 2001, a hypothetical 100 basis point increase in interest rates would result in approximately $500 additional annual interest expense on the variable rate notes. The same increase in interest rates would also result in an approximate $274,744 decrease in the fair value of debt.

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

                  a)       Reports on Form 8-K:

                           Not applicable.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              NTS-PROPERTIES VII, LTD.
                               -------------------------------------------------
                                                  (Registrant)

                               By:      NTS-Properties Associates VII,
                                        General Partner
                                        By:      NTS Capital Corporation,
                                                 General Partner



                               /s/ Gregory A. Wells
                               -------------------------------------------------
                               Gregory A. Wells
                               Senior Vice President and
                               Chief Financial Officer of
                               NTS Capital Corporation


Date: May 15, 2001