Form 10-Q
period 2001-06-30
NTS PROPERTIES VII LTD/FL
filed 2001-08-10
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD.

Incorporated pursuant to the Laws of the State of Florida

Internal Revenue Service - Employer Identification No. 61-1119232

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of June 30, 2001	3

	Statements of Operations for the Three Months and
	Six Months Ended June 30, 2001 and 2000	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000	5

	Notes to Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

PART II

Item 1.	Legal Proceedings	20

Item 2.	Changes in Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other Information	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures		21

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                     As of                    As of
                                                                 June 30, 2001          December 31, 2000*
                                                             ----------------------   ----------------------
                                                                  (UNAUDITED)

ASSETS
------
Cash and equivalents                                        $               410,571  $               307,173
Cash and equivalents - restricted                                            32,975                   26,175
Accounts receivable                                                          13,831                   62,978
Land, buildings and amenities, net                                        7,917,711                8,088,455
Investment in and advances to joint venture                                 536,424                  446,072
Other assets                                                                 57,335                   73,641
                                                             ----------------------   ----------------------

     TOTAL ASSETS                                           $             8,968,847  $             9,004,494
                                                             ======================   ======================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage and notes payable                                  $             3,737,781  $             3,756,533
Accounts payable                                                             33,738                   14,438
Security deposits                                                            27,275                   25,325
Other liabilities                                                            60,408                   13,413
                                                             ----------------------   ----------------------

     TOTAL LIABILITIES                                                    3,859,202                3,809,709

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                          5,109,645                5,194,785
                                                             ----------------------   ----------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $             8,968,847  $             9,004,494
                                                             ======================   ======================

STATEMENT OF PARTNERS' EQUITY

                                           Limited Partners         General Partner               Total
                                        ----------------------   ----------------------   ----------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of
   offering costs                      $            10,935,700  $                   100  $            10,935,800
Net loss - prior years                              (2,540,780)                 (25,664)              (2,566,444)
Net loss - current year                                (84,289)                    (851)                 (85,140)
Cash distributions declared to date                 (2,717,046)                 (27,445)              (2,744,491)
Repurchase of limited partnership
   Units                                              (430,080)                      --                 (430,080)
                                        ----------------------   ----------------------   ----------------------

BALANCES AT JUNE 30, 2001              $             5,163,505  $               (53,860) $             5,109,645
                                        ======================   ======================   ======================
* Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 Three Months Ended                    Six Months Ended
                                                      June 30,                             June 30,
                                         -----------------------------------  -----------------------------------
                                               2001              2000               2001               2000
                                         ----------------  -----------------  ----------------   ----------------

REVENUES
--------
Rental income                           $         382,108 $          414,696 $         761,474  $         801,609
Interest and other income                           6,641              6,238            11,151             13,767
Income on investment in joint venture              18,115             21,997            36,409             28,974
Gain on sale of assets                                 --                 --                --              4,118
                                         ----------------  -----------------  ----------------   ----------------

     TOTAL REVENUES                               406,864            442,931           809,034            848,468
                                         ----------------  -----------------  ----------------   ----------------

EXPENSES
--------
Operating expenses                                110,286             80,918           203,879            157,350
Operating expenses - affiliated                    68,781             63,284           127,621            116,737
Loss on disposal of assets                          6,106                 --            49,791             19,843
Interest expense                                   69,803             71,458           137,847            142,744
Management fees                                    19,466             21,647            39,293             41,720
Real estate taxes                                  22,452             22,828            44,904             45,656
Professional and administrative
  expenses                                         22,337             21,801            42,001             52,565
Professional and administrative
   expenses - affiliated                           26,066             22,653            50,351             42,244
Depreciation and amortization                     100,560             94,504           198,487            188,627
                                         ----------------  -----------------  ----------------   ----------------

     TOTAL EXPENSES                               445,857            399,093           894,174            807,486
                                         ----------------  -----------------  ----------------   ----------------

Net (loss) income                       $         (38,993)$           43,838 $         (85,140) $          40,982
                                         ================  =================  ================   ================

Net (loss) income allocated to the
   limited partners                     $         (38,603)$           43,400 $         (84,289) $          40,572
                                         ================  =================  ================   ================

Net (loss) income per limited
   partnership Unit                     $          (0.07) $             0.08 $          (0.15)  $            0.07
                                         ================  =================  ================   ================

Weighted average number of limited
  partnership Units                               553,236            555,736           553,236            555,736
                                         ================  =================  ================   ================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                           Six Months Ended
                                                                               June 30,
                                                                 -------------------------------------
                                                                       2001                 2000
                                                                 -----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net (loss) income                                              $           (85,140) $           40,982
Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
    Loss on disposal of assets                                              49,791              19,843
    Gain on sale of assets                                                      --              (4,118)
    Depreciation and amortization                                          200,048             190,375
    Income from investment in joint venture                                (36,409)            (28,974)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     (6,800)            (12,776)
      Accounts receivable                                                   49,147              86,372
      Other assets                                                          14,745              (9,075)
      Accounts payable                                                      19,300             (68,556)
      Security deposits                                                      1,950                 175
      Other liabilities                                                     46,995              41,706
                                                                 -----------------    ----------------

     Net cash provided by operating activities                             253,627             255,954

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of assets                                                    --               6,934
Additions to land, buildings and amenities                                 (77,534)           (121,184)
Investment in and advances to joint venture                                (53,943)            (59,761)
                                                                 -----------------    ----------------

     Net cash used in investing activities                                (131,477)           (174,011)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgage loan and notes payable                               51,060                  --
Principal payment on mortgage payable                                      (69,812)            (58,814)
Cash distributions                                                              --             (56,135)
                                                                 -----------------    ----------------

     Net cash used in financing activities                                 (18,752)           (114,949)

     Net increase (decrease) in cash and equivalents                       103,398             (33,006)

CASH AND EQUIVALENTS, beginning of period                                  307,173             396,110
                                                                 -----------------    ----------------

CASH AND EQUIVALENTS, end of period                            $           410,571  $          363,104
                                                                 =================    ================

Interest paid on a cash basis                                  $           137,961  $          141,989
                                                                 =================    ================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD. NOTES
TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS-Properties VII, Ltd’s (the “Partnership”) 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2001 and 2000.

Note 1 - Consolidation Policy and Joint Venture Accounting

The consolidated financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. The less than 50% owned joint venture is accounted for under the equity method.

From inception, the Partnership used the proportionate consolidation method of accounting for joint venture properties. The Partnership’s proportionate interest in the joint venture’s assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with the Partnership’s own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

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

Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partner. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership’s operations.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Concentration of Credit Risk

NTS-Properties VII, Ltd. owns and operates, through a joint venture, a commercial rental property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. The Partnership also owns and operates residential properties in Louisville and Lexington, Kentucky.

The Partnership’s financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2001, approximately $320,000 was transferred into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents 1) funds received for residential security deposits, 2) funds which have been escrowed with mortgage companies for property taxes in accordance with the loan agreements and 3) funds reserved by the Partnership for the repurchase of limited partnership Units.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to the Partnership. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of the Partnership’s properties for federal tax purposes is approximately $12,645,000.

Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard by management during the periods ended June 30, 2001 did not result in an impairment loss.

Note 7 - Investment in Joint Venture

Blankenbaker Business Center Joint Venture (the “Joint Venture’) was organized on December 28, 1990, by NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

For the three months ended June 30, 2001 and 2000, Blankenbaker Business Center 1A had total revenues of $232,199 and $248,814, respectively, and net income of $65,396 and $77,775, respectively. For the six months ended June 30, 2001 and 2000, Blankenbaker Business Center 1A had a total revenue of $470,695 and $448,991, respectively, and net income of $131,350 and $107,648, respectively.

Note 8 - Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                                   June 30, 2001            December 31, 2000
                                                                ----------------------    -----------------------
Mortgage payable to an insurance company, bearing
interest at a fixed rate of 7.37%, due October 15, 2012,
secured by land and buildings.                                $              3,692,774  $               3,756,533

Note payable to a bank, bearing interest at the Prime
Rate, due March 27, 2003.  At June 30, 2001, the interest
rate was approximately 7.00%.                                                   33,625                         --

Note payable to a bank, bearing interest at the Prime
Rate, due March 27, 2003.  At June 30, 2001, the interest
rate was approximately 7.00%.                                                   11,381                         --
                                                                ----------------------    -----------------------

                                                              $              3,737,780  $               3,756,533
                                                                ======================    =======================

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $3,822,000.

On March 27, 2001, Park Place Apartments Phase II and The Park at the Willows both made notes payable to a bank in the amount of $38,148 and $12,912, respectively. Both notes bear interest at the Prime Rate and are due on March 27, 2003. The notes were obtained to cover the costs of installing a water meter system at the apartments.

Note 9 - Tender Offer

On May 14, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the “Offerors”) commenced a tender offer for up to 2,000 of the Partnership’s interests at a price of $6.00 per interest. Under the tender offer, the Partnership will purchase the first 1,000 interests tendered and will fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 1,000 interests are tendered, ORIG will purchase up to an additional 1,000 interests. If more than 2,000 interests are tendered, the Offerors may purchase all of the interests tendered, or may purchase interests on a pro rata basis. The total costs of the tender offer are expected to be $22,000, consisting of $12,000 to purchase 2,000 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs will be $11,000. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. The tender offer was originally schedule to expire on August 14, 2001, but the expiration date was later extended to September 28, 2001.

Note 10 - Related Party Transactions

Pursuant to an agreement with the Partnership, NTS Development Company, an affiliate of the General Partner of the Partnership, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from the Partnership’s residential properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Partnership was charged the following amounts from NTS Development Company for the six months ended June 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                          Six Months Ended
                                                                              June 30,
                                                             -------------------------------------------
                                                                    2001                    2000
                                                             -------------------     -------------------

Property management fees                                   $              39,293  $               41,720
                                                             -------------------     -------------------

Property management                                                       77,753                  71,844
Leasing                                                                   14,712                  11,911
Administrative - operating                                                34,462                  32,567
Other                                                                        694                     415
                                                             -------------------     -------------------

     Total operating expenses - affiliated                               127,621                 116,737
                                                             -------------------     -------------------

Professional and administrative expenses - affiliated                     50,351                  42,244
                                                             -------------------     -------------------

Repairs and maintenance fee                                                1,436                   5,779
Construction management                                                       --                     116
                                                             -------------------     -------------------

     Total related party transactions capitalized                          1,436                   5,895
                                                             -------------------     -------------------

     Total related party transactions                      $             218,701  $              206,596
                                                             ===================     ===================

Notes 11 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of the federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership’s financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the Partnership except as discussed herein.

The Partnership plans to replace the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make all the roof replacements at one time. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of June 30, 2001, no roof replacements have been started.

Note 12 - Segment Reporting

The Partnership's reportable operating segments include only one segment - Residential Real Estate Operations.

Note 13 - Subsequent Events

On July 30, 2001, the Offerors filed an amended and restated offer to purchase in connection with the tender offer which commenced on May 14, 2001. Among other changes, the amended and restated offer to purchase extended the expiration date of the tender offer to September 28, 2001.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is structured in four major sections. The first section provides information related to occupancy levels and rental and other income generated by the Partnership’s properties. The second analyzes results of operations on a consolidated basis. The final sections address consolidated cash flows and financial condition. A discussion of certain market risks also follows. MD&A should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Cautionary Statements

Some of the statements included in this Item 2 may be considered to be “forward-looking statements” since such statements relate to matters which have not yet occurred. For example, phrases such as “the Partnership anticipates,” “believes” or “expects,” indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which the Partnership expected also may not occur or occur in a different manner, which may be more or less favorable to the Partnership. The Partnership does not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management’s best judgement, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership’s liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership’s business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

Investment in Joint Ventures

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) has reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Consolidated Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. The Partnership has used the equity method to account for its joint venture investments for the three months and six months ending June 30, 2001. The Partnership has applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners’ equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements’ captions and amounts.

Results of Operations

The occupancy levels at the Partnership’s properties and joint venture as of June 30 were as follows:

                                                                        Six Months Ended June 30,
                                                             -----------------------------------------------
                                                                    2001                        2000
                                                             -------------------         -------------------
Wholly-Owned Properties
-----------------------

The Park at the Willows                                              96%                         77%
Park Place Apartments Phase II (1)                                   81%                         88%

Property Owned in Joint Venture with NTS-Properties IV and
----------------------------------------------------------
NTS-Properties Plus, Ltd. (Ownership % at June 30, 2001)
--------------------------------------------------------

Blankenbaker Business Center 1A (31.34%)                            100%                        100%
(1)	In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties and joint venture during the three months and six months ended June 30 were as follows:

                                                            Three Months Ended               Six Months Ended
                                                                 June 30,                        June 30,
                                                      ------------------------------- -------------------------------
                                                          2001              2000          2001              2000
                                                      -------------    -------------- -------------     -------------
Wholly-Owned Properties
-----------------------

The Park at the Willows                                    94%              74%            94%               73%
Park Place Apartments Phase II (1)                         79%              87%            77%               84%

Property Owned in Joint Venture with NTS-Properties IV and
----------------------------------------------------------
NTS-Properties Plus, Ltd. (Ownership % at June 30, 2001)
--------------------------------------------------------

Blankenbaker Business Center 1A (31.34%)                  100%              100%          100%              100%
(1)	In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and other income generated by the Partnership's properties and joint venture for the three months and six months ended June 30 were as follows:

                                                                   Three Months Ended          Six Months Ended
                                                                        June 30,                   June 30,
                                                              --------------------------- -----------------------
Wholly-Owned Properties                                           2001          2000         2001        2000
-----------------------
                                                              ------------  ------------- ------------ ----------

The Park at the Willows                                        $    92,731  $   76,153   $  183,237   $  146,323
Park Place Apartments Phase II                                 $   292,186  $  339,795   $  582,366   $  662,278

Property Owned in Joint Venture with NTS-Properties IV
----------------------------------------------------------
and NTS-Properties Plus, Ltd. (Ownership % at June 30, 2001)
--------------------------------------------------------

Blankenbaker Business Center 1A (31.34%)                       $   232,199  $  248,814   $  470,695   $  448,991

Current occupancy levels are considered adequate to continue the operation of the Partnership’s properties without the need of any additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of the Partnership’s current debt financings.

The following is an analysis of material changes in the results of operations for the periods ending June 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income decreased approximately $33,000, or 8%, and $40,000, or 5%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. The decrease is primarily a result of decreased average occupancy at Park Place Apartments Phase II, partially offset by increased average occupancy at The Park at the Willows.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages that are representative of the entire period’s results.

Income from investment in joint venture increased approximately $7,000, or 26%, for the six months ended June 30, 2001, as compared to the same period in 2000, mainly as a result of increased rental income collected at Blankenbaker Business Center 1A due to increased common area maintenance reimbursed by the sole tenant.

Operating expenses increased approximately $29,000, or 36%, and $47,000, or 30%, for the three months and six months ended June 30, 2001, respectively, as compared to the same periods in 2000, mainly as a result of increased repairs and maintenance costs (re-striped and resealed parking lot and increased interior painting, wall covering and floor covering due to turnover), advertising costs and utility costs at Park Place Apartments Phase II.

Operating expenses – affiliated increased approximately $11,000, or 9%, for the six months ended June 30, 2001, as compared to the same period in 2000, mainly as a result of increased property management salaries due to turnover in staff at Park Place Apartments Phase II.

The loss on disposal of assets of approximately $50,000 for the six months ended June 30, 2001, is due to retiring assets for Park Place Apartments Phase II, that were not fully depreciated, as a result of an exterior repair project completed in 2001. The loss on disposal of assets of approximately $20,000 for the six months ended June 30, 2000 is due to retiring assets for Park at the Willows, that were not fully depreciated, as a result of an exterior repair project completed in 2000.

Professional and administrative expenses decreased approximately $11,000, or 20%, for the six months ended June 30, 2001, as compared to the same time period in 2000. This decrease is primarily due to decreased investor services expenditures and decreased printing costs associated with tender offer filings.

Professional and administrative expenses - affiliated increased approximately $8,000, or 19%, for the six months ended June 30, 2001, as compared to the same period in 2000, primarily as a result of increased accounting salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense increased approximately $10,000, or 5%, for the six months ended June 30, 2001, as compared to the same period in 2000. The increase is primarily due to building improvements (exterior repair projects) and clubhouse renovations at both Park Place Apartments Phase II and The Park at the Willows and studio renovations at The Park at the Willows (all net of retirements). The increase is partially offset by a portion of the original land improvements, building improvements and amenities at the Partnership’s underlying properties becoming fully depreciated.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                           Six Months Ended June 30,
                                                              ----------------------------------------------------
                                                                       2001                          2000
                                                              -----------------------        ---------------------
Operating activities                                         $                253,627       $              255,954
Investing activities                                                         (131,477)                    (174,011)
Financing activities                                                          (18,752)                    (114,949)
                                                              -----------------------        ---------------------

     Net increase (decrease) in cash and equivalents         $                103,398       $              (33,006)
                                                              =======================        =====================

Net cash provided by operating activities decreased approximately $2,000, or 1%, for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease was primarily driven by the net loss in 2001 and a decreased collection of accounts receivable for the six months ended June 30, 2001, as compared to the same period in 2000. The decrease is partially offset by the increase in accounts payable activity (driven by a reduction in payable for the six months ended June 30, 2000).

The decrease of approximately $43,000 in net cash used in investing activities for the six months ended June 30, 2001, as compared to the same period in 2000, was mainly the result of decreased capital expenditures for Park Place Apartments Phase II and Park at the Willows, and decreased investment in the joint venture property.

The decrease of approximately $96,000 in net cash used in financing activities for the six months ended June 30, 2001, as compared to the same period in 2000, was mainly due to proceeds from two notes payable obtained in March 2001 (see Note 8 for further detail on notes payable) and to the discontinuance of cash distributions starting in the fourth quarter of 2000.

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

During the six months ended June 30, 2000, the Partnership used cash flow from operations and cash on hand to declare a 1% (annualized) cash distribution of $56,135. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership’s properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership’s balance sheet) were $410,571 at June 30, 2001.

The table below presents that portion of the distributions that represent a return of capital on a GAAP basis for the six months ended June 30, 2001 and 2000.

                     Net Income             Cash Distributions          Return of
                     Allocated                   Declared                Capital
               --------------------      ----------------------   --------------------
Limited Partners:
   2001          $              --      $               --         $              --
   2000          $          40,572      $           55,574         $          15,002

General Partner:
   2001          $              --      $               --         $              --
   2000          $             410      $              561         $             151

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (17 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. The Partnership does not have sufficient working capital to make all of the roof replacements at one time. The total costs of replacing all of the roofs is estimated to be $340,000 ($20,000 per building). As of June 30, 2001, no roof replacements have been started. The Partnership anticipates beginning the roof replacements in the third quarter of 2001 and replacing the roofs on three to four buildings per year.

In an effort to continue to improve occupancy levels at the Partnership’s residential properties, the Partnership has an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company’s marketing staff, makes visits to local companies to promote fully furnished apartments and works with current residents on lease renewals.

The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of common area expenses, insurance and real estate taxes. This lease provision, along with the fact that residential leases are generally for a period of one year, should protect the Partnership’s operations from the impact of inflation and changing prices.

On May 14, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership (the “Offerors”) commenced a tender offer for up to 2,000 of the Partnership’s interests at a price of $6.00 per interest. Under the tender offer, the Partnership will purchase the first 1,000 interests tendered and will fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 1,000 interests are tendered, ORIG will purchase up to an additional 1,000 interests. If more than 2,000 interests are tendered, the Offerors may purchase all of the interests tendered, or may purchase interests on a pro rata basis. The total costs of the tender offer are expected to be $22,000, consisting of $12,000 to purchase 2,000 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs will be $11,000. Limited partnership interests acquired by the Partnership in the offer will be retired. Interests acquired by ORIG will be held by it. The tender offer was originally schedule to expire on August 14, 2001, but the expiration date was later extended to September 28, 2001.

On July 30, 2001, the Offerors filed an amended and restated offer to purchase in connection with the tender offer which commenced on May 14, 2001. Among other changes, the amended and restated offer to purchase extended the expiration date of the tender offer to September 28, 2001.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership’s assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the Partnership; a partial liquidation of the Partnership's assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, after the conclusion of the tender offer, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary risk exposure with regard to financial instruments is changes in interest rates. Two of the Partnership’s notes payable bear interest at the Prime Rate. The Partnership’s mortgage payable bears interest at a fixed rate. At June 30, 2001, a hypothetical 100 basis point increase in interest rates would result in approximately $500 additional annual interest expense on the variable rate notes. The same increase in interest rates would also result in an approximate $264,000 decrease in the fair value of debt.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K
None.

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

Date: August 10, 2001