Form 10-Q
period 2001-09-30
NTS PROPERTIES VII LTD/FL
filed 2001-11-08
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2001 and December 31, 2000	3

	Statement of Partners' Equity as of September 30, 2001	3

	Statements of Operations for the Three Months and
	Nine Months Ended September 30, 2001 and 2000	4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000	5

	Notes to Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II

Item 1.	Legal Proceedings	21

Item 2.	Changes in Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures		22

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                 As of              As of
                                                             September 30,       December 31,
                                                                 2001               2000*
                                                           -----------------  ------------------
                                                              (UNAUDITED)

ASSETS
------
Cash and equivalents                                      $          472,581 $           307,173
Cash and equivalents - restricted                                     32,175              26,175
Accounts receivable, net of allowance for doubtful
  accounts of $1,336 at September 30, 2001 and $0 at
  December 31, 2000                                                    1,254              62,978
Land, buildings and amenities, net                                 7,818,595           8,088,455
Investment in and advances to joint venture                          552,481             446,072
Other assets                                                          54,939              73,641
                                                           -----------------  ------------------

     TOTAL ASSETS                                         $        8,932,025 $         9,004,494
                                                           =================  ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage and notes payable                                $        3,699,538 $         3,756,533
Accounts payable                                                      55,539              14,438
Security deposits                                                     25,175              25,325
Other liabilities                                                     77,363              13,413
                                                           -----------------  ------------------

     TOTAL LIABILITIES                                             3,857,615           3,809,709

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                   5,074,410           5,194,785
                                                           -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $        8,932,025 $         9,004,494
                                                           =================  ==================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                    Limited            General              Total
                                                   Partners            Partner
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of  offering costs $       10,935,700 $               100 $        10,935,800
Net loss - prior years                                (2,540,780)            (25,664)         (2,566,444)
Net loss - current year                                 (119,171)             (1,204)           (120,375)
Cash distributions declared to date                   (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership Units                 (430,080)                 --            (430,080)
                                               -----------------  ------------------  ------------------

BALANCES AT SEPTEMBER 30, 2001                $        5,128,623 $           (54,213)$         5,074,410
                                               =================  ==================  ==================

*    Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange
     Commission on April 2, 2001.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2001           2000           2001            2000
                                               -------------  -------------  -------------   -------------

REVENUES
--------
Rental income                                 $      389,370 $      417,577 $    1,150,843  $    1,219,186
Interest and other income                                851         10,955         12,003          24,722
Income from investment in joint venture               18,484         11,303         54,893          40,277
Gain on sale of assets                                    --             --             --           4,118
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  408,705        439,835      1,217,739       1,288,303
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                   107,599        138,369        311,479         295,721
Operating expenses - affiliated                       62,961         61,903        190,582         178,640
Loss on disposal of assets                                --         34,690         49,791          54,533
Interest expense                                      69,844         71,254        207,691         213,998
Management fees                                       20,102         21,910         59,396          63,630
Real estate taxes                                     21,888         21,925         66,791          67,580
Professional and administrative expenses              11,978         13,983         53,980          66,546
Professional and administrative expenses -
  affiliated                                          24,720         21,423         75,070          63,667
Depreciation and amortization                        124,847         95,580        323,334         284,207
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  443,939        481,037      1,338,114       1,288,522
                                               -------------  -------------  -------------   -------------

Net loss                                      $      (35,234)$      (41,202)$     (120,375) $         (219)
                                               =============  =============  =============   =============

Net loss allocated to the limited  partners   $      (34,882)$      (40,790)$     (119,171) $         (217)
                                               =============  =============  =============   =============

Net loss per limited partnership Unit         $       (0.06) $       (0.07) $       (0.22)  $           --
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Units                                  553,236        554,622        553,236         555,362
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                          ---------------------------------------
                                                                2001                  2000
                                                          -----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                               $           (120,375) $               (219)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Provision for doubtful accounts                                   2,487                     -
    Write-off of uncollectible accounts receivable                   (1,151)                    -
    Loss on disposal of assets                                       49,791                54,533
    Gain on sale of assets                                               --                (4,118)
    Depreciation and amortization                                   325,673               286,735
    Income from investment in joint venture                         (54,893)              (40,277)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                              (6,000)                  274
      Accounts receivable                                            60,388                81,898
      Other assets                                                   16,361               (37,475)
      Accounts payable                                               41,101                (2,187)
      Security deposits                                                (150)                  375
      Other liabilities                                              63,950                93,980
                                                          -----------------    ------------------

     Net cash provided by operating activities                      377,182               433,519

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of assets                                             --                 6,934
Additions to land, buildings and amenities                         (103,263)             (171,230)
Investment in and advances (to) from joint venture                  (51,516)              (62,877)
                                                          -----------------    ------------------

     Net cash used in investing activities                         (154,779)             (227,173)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from notes payable                                          51,060                    --
Principal payments on mortgage and notes payable                   (108,055)              (88,682)
Cash distributions                                                       --               (84,076)
Repurchase limited partnership Units                                     --               (15,000)
                                                          -----------------    ------------------

     Net cash used in financing activities                          (56,995)             (187,758)

     Net increase in cash and equivalents                           165,408                18,588

CASH AND EQUIVALENTS, beginning of period                           307,173               396,110
                                                          -----------------    ------------------

CASH AND EQUIVALENTS, end of period                    $            472,581  $            414,698
                                                          =================    ==================

Interest paid on a cash basis                          $            207,090  $            212,522
                                                          =================    ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with NTS-Properties VII, Ltd's (the "Partnership") 2000 Form 10-K as filed with the Securities and Exchange Commission on April 2, 2001. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2001 and 2000.

Note 1 - Consolidation Policy and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. The less than 50% owned joint venture is accounted for using the equity method.

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

Proportionate consolidation was utilized by the Partnership due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners of the sole General Partner of the NTS sponsored partnerships which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of the General Partner of the Partnership that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of the Partnership's operations.

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

The Partnership's financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. The Partnership maintains its cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. The Partnership may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

The Partnership has a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of September 30, 2001, approximately $344,000 was transferred into the investment.

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

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the periods ended September 30, 2001 did not result in an impairment loss.

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

For the three months ended September 30, 2001 and 2000, Blankenbaker Business Center 1A had total revenues of $232,307 and $229,545, respectively, and net income of $66,561 and $43,630, respectively. For the nine months ended September 30, 2001 and 2000, Blankenbaker Business Center 1A had a total revenue of $703,002 and $678,536, respectively, and net income of $197,911 and $151,277, respectively.

Note 8 - Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                        September 30,        December 31,
                                                            2001                 2000
                                                      -----------------    -----------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.   $          3,660,768 $          3,756,533

Note payable to a bank, bearing interest at the
Prime Rate, due March 27, 2003. At September
30, 2001, the interest rate was  6.00%.                          28,966                   --

Note payable to a bank, bearing interest at the
Prime Rate, due March 27, 2003. At September
30, 2001, the interest rate was  6.00%.                           9,804                   --
                                                      -----------------    -----------------

                                                   $          3,699,538 $          3,756,533
                                                      =================    =================

Based on the borrowing rates currently available to the Partnership for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $3,781,000.

On March 27, 2001, Park Place Apartments Phase II and The Park at the Willows both obtained notes payable with a bank in the amount of $38,148 and $12,912, respectively. Both notes bear interest at the Prime Rate and are due on March 27, 2003. The notes were obtained to cover the costs of installing a water sub-metering system at each of the apartment complexes.

Note 9 - Tender Offer

On May 14, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a tender offer for up to 2,000 of the Partnership's interests at a price of $6.00 per interest. Under the original terms of the tender offer, the Partnership would purchase the first 1,000 interests tendered and would fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 1,000 interests were tendered, ORIG would purchase up to an additional 1,000 interests. If more than 2,000 interests were tendered, the Offerors had the option of purchasing all of the interests tendered, or purchasing interests on a pro rata basis. The total costs of the tender offer were expected to be $22,000, consisting of $12,000 to purchase 2,000 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs would be $11,000. Limited partnership interests acquired by the Partnership in the offer would be retired. Interests acquired by ORIG would be held by it. The tender offer was originally scheduled to expire on August 14, 2001.

On July 30, 2001, the tender offer was amended to extend the expiration date from August 14, 2001 to September 28, 2001. The tender offer was amended again on September 21, 2001, to extend the expiration date to October 12, 2001, and to increase the number of interests the Offerors were willing to purchase from 2,000 to 75,000. The total costs of the offer, as amended, were anticipated to be $460,000, consisting of $450,000 to purchase 2,000 interests and $10,000 for expenses. The Partnership anticipates that its share of the total costs of the offer would remain at about $11,000 because it still planned to purchase only the first 1,000 interests tendered.. See Note 13 - Subsequent Event for information regarding the completion of the tender offer.

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

The Partnership was charged the following amounts from NTS Development Company for the nine months ended September 30, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2001                  2000
                                                         -----------------    ------------------

Property management fees                              $             59,396  $             63,630
                                                         -----------------    ------------------

Property management                                                114,816               107,765
Leasing                                                             22,051                18,952
Administrative - operating                                          52,684                51,052
Other                                                                1,031                   871
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         190,582               178,640
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               75,070                63,667
                                                         -----------------    ------------------

Repairs and maintenance fee                                          1,563                 7,774
Construction management                                                 --                   116
                                                         -----------------    ------------------

     Total related party transactions capitalized                    1,563                 7,890
                                                         -----------------    ------------------

Total related party transactions                      $            326,611  $            313,827
                                                         =================    ==================

Notes 11 - Commitments and Contingencies

The Partnership, as an owner of real estate, is subject to various environmental laws of the federal, state and local governments. Compliance by the Partnership with existing laws has not had a material effect on the Partnership's financial condition and results of operations. However, the Partnership cannot predict the impact of new or changed laws or regulations on its current properties or properties that it may acquire in the future.

The Partnership does not believe there is any litigation threatened against the Partnership other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on the balance sheets and statements of operations of the Partnership.

The Partnership plans to replace the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management reassessed the useful lives of the roof assets and adjusted them accordingly. The Partnership does not have sufficient working capital to make all the roof replacements at one time. The total costs of replacing all of the roofs are estimated to be $360,000 ($20,000 per building). As of September 30, 2001, one roof replacement has been completed. The Partnership anticipates replacing the roof on one building in 2002.

The Partnership also plans to renovate the community clubhouse at The Willows of Plainview Apartments, starting in the fourth quarter 2001. It is currently estimated that the total costs for the renovation will be approximately $500,000, with the Partnership's share being approximately $60,000 (The Park at the Willows, one of the Partnership's underlying properties, shares ownership of the clubhouse with The Willows of Plainview Phases I and II which are owned by NTS-Properties IV and NTS-Properties V). The renovation is expected to be completed in March 2002.

Note 12 - Segment Reporting

The Partnership's reportable operating segments include only one segment - Residential Real Estate Operations.

Note 13 - Subsequent Event

On October 12, 2001, the May 14, 2001 tender offer, as amended, expired. Upon expiration, 76,447 interests had been tendered. The Offerors accepted all 76,447 interests without proration. The Partnership repurchased 1,000 interests for $6,000 and ORIG purchased 75,447 interests for $452,682.

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

Any forward-looking statements included in the MD&A section, or elsewhere in this report, which reflect management's best judgment, based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors including but not limited to those discussed below. Any forward-looking information provided by the Partnership pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors.

The Partnership's liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following: the ability of the Partnership to achieve planned revenues; the ability of the Partnership to make payments due under its debt agreements; the ability of the Partnership to negotiate and maintain terms with vendors and service providers for operating expenses; competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of the Partnership's business strategy; trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by the Partnership; the ability of the Partnership to predict the demand for specific rental properties; the ability of the Partnership to attract and retain tenants; availability and costs of management and labor employed; real estate occupancy and development costs, including substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants; and the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond the control of the Partnership, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God.

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

Results of Operations

The occupancy levels at the Partnership's properties and joint venture as of September 30, 2001 and 2000 were as follows:

                                                                  Nine Months Ended
                                                                    September 30,
                                                      -----------------------------------------
                                                            2001                    2000
                                                      -----------------      ------------------
Wholly-Owned Properties
-----------------------

The Park at the Willows (1)                                  90%                    92%
Park Place Apartments Phase II (1)                           77%                    83%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus, Ltd.
-------------------------------------------
(Ownership % at September 30, 2001)
-----------------------------------

Blankenbaker Business Center 1A (31.34%)                    100%                    100%

(1)  In the opinion of the General Partner of the Partnership, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

The average occupancy levels at the Partnership's properties and joint venture during the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                      ---------------------------     ---------------------------
                                                         2001            2000            2001            2000
                                                      -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

The Park at the Willows                                   92%             86%             92%             77%
Park Place Apartments Phase II (1)                        80%             85%             78%             85%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus, Ltd.
-------------------------------------------
(Ownership % at September 30, 2001)
-----------------------------------

Blankenbaker Business Center 1A (31.34%)                 100%            100%            100%            100%

(1)  In the opinion of the General Partner of the Partnership, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and other income generated by the Partnership's properties and joint venture for the three months and nine months ended September 30, 2001 and 2000 were as follows:

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                   ------------------------  ------------------------
Wholly-Owned Properties                               2001         2000         2001         2000
-----------------------
                                                   -----------  -----------  -----------  -----------

The Park at the Willows                           $     88,918 $     76,514 $    272,155 $    222,837
Park Place Apartments Phase II                    $    298,707 $    345,320 $    881,073 $  1,007,598

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus, Ltd.
-------------------------------------------
(Ownership % at September 30, 2001)
-----------------------------------

Blankenbaker Business Center 1A (31.34%)          $    232,307 $    229,545 $    703,002 $    678,536

Current occupancy levels are considered adequate to continue the operation of the Partnership's properties without the need of additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of the Partnership's current debt financings.

The following is an analysis of material changes in results of operations for the three months and nine months ending September 30, 2001 and 2000. Items that did not have a material impact on operations for the periods listed above have been excluded from this discussion.

Rental income decreased approximately $28,000, or 7%, and $68,000, or 6%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decrease is primarily a result of decreased average occupancy at Park Place Apartments Phase II, partially offset by increased average occupancy at The Park at the Willows.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

Interest and other income decreased approximately $10,000, or 92%, and $13,000, or 51%, for the three months and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. The decrease is a result of decreased interest earned on bank accounts due to lower balances maintained in 2001 as compared to 2000.

Income from investment in joint venture increased approximately $7,000, or 64%, and $15,000, or 36%, for the three months and nine months ended September 30, 2001, as compared to the same periods in 2000, mainly as a result of increased net income at Blankenbaker Business Center 1A.

Operating expenses decreased approximately $31,000, or 22%, for the three months ended September 30, 2001 as compared to the same period in 2000, primarily due to decreased wood repair and replacements and decreased utilities at Park Place Apartments Phase II. The decrease is partially offset by increased repairs and maintenance costs at The Park At The Willows (mainly appliance costs, floor covering and interior painting and repairs due to turnover). Operating expenses increased approximately $16,000, or 5%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The increase is mainly due to increased advertising cost, insurance costs, landscaping costs and utilities at Park Place Apartments Phase II. The increase is also due to increased repairs and maintenance costs (mainly appliances purchased, parking lot repairs and water leak repairs) at The Park At The Willows. The increase is partially offset by decreased repairs and maintenance costs (due to decreased wood replacements partially offset by increased parking lot repairs, interior paint and floor covering) at Park Place Apartments Phase II.

Operating expenses - affiliated increased approximately $12,000, or 7%, for the nine months ended September 30, 2001, as compared to the same period in 2000, mainly as a result of increased property management salaries due to turnover in staff and increased leasing salaries due to additional staff at Park Place Apartments Phase II.

The loss on disposal of assets of approximately $35,000 for the three months ended September 30, 2000, is due to retiring assets for Park Place Apartments Phase II, that were not fully depreciated, as a result of the clubhouse renovation project.

Professional and administrative expenses decreased approximately $13,000, or 19%, for the nine months ended September 30, 2001, as compared to the same time period in 2000. This decrease is primarily due to decreased investor services expenditures.

Professional and administrative expenses - affiliated increased approximately $11,000, or 18%, for the nine months ended September 30, 2001, as compared to the same period in 2000, primarily as a result of increased accounting and finance salary costs. Professional and administrative expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation expense increased approximately $29,000, or 31%, and $39,000, or 14%, for the three months and the nine months ended September 30, 2001, as compared to the same periods in 2000. The increase is primarily due to building improvements (exterior repair projects) and water sub- metering installations at both Park Place Apartments Phase II and The Park at the Willows, clubhouse renovations at Park Place Apartments Phase II and studio renovations at The Park at the Willows (all net of retirements). The increase is also due to the reassessment by management of the useful lives of all of the roof assets at Park Place Apartments Phase II, from 30 years to approximately 13 years, in anticipation of replacing the roofs. The increase is partially offset by a portion of the original land improvements, building improvements and amenities at the Partnership's underlying properties becoming fully depreciated.

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                Nine Months Ended
                                                                  September 30,
                                                      --------------------------------------
                                                             2001                2000
                                                      ------------------  ------------------
Operating activities                                 $           377,182 $           433,519
Investing activities                                            (154,779)           (227,173)
Financing activities                                             (56,995)           (187,758)
                                                      ------------------  ------------------

     Net increase in cash and equivalents            $           165,408 $            18,588
                                                      ==================  ==================

Net cash provided by operating activities decreased approximately $56,000, or 13%, for the nine months ended September 30, 2001, as compared to the same period in 2000. The decrease was primarily driven by increased net loss. The decrease is partially offset by an increase in accounts payable balance.

The decrease of approximately $72,000, or 32%, in net cash used in investing activities for the nine months ended September 30, 2001, as compared to the same period in 2000, was mainly the result of decreased capital expenditures for Park Place Apartments Phase II and The Park at the Willows.

The decrease of approximately $131,000, or 70%, in net cash used in financing activities for the nine months ended September 30, 2001, as compared to the same period in 2000, was primarily due to the discontinuance of cash distributions starting in the fourth quarter of 2000 and proceeds from two notes payable obtained in March 2001. See Note 8 - Mortgage and Notes Payable for further detail on notes payable.

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

During the nine months ended September 30, 2000, the Partnership used cash flow from operations and cash on hand to declare a 1% (annualized) cash distribution of $84,076. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by the Partnership's properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet the needs of the Partnership. Cash reserves (which are unrestricted cash and equivalents as shown on the Partnership's balance sheet) were $472,581 at September 30, 2001.

The table below presents that portion of the distributions that represent a return of capital on a GAAP basis for the nine months ended September 30, 2001 and 2000.

                                                          Cash
                                   Net Loss           Distributions          Return of
                                  Allocated             Declared              Capital
                              ------------------    -----------------    -----------------
Limited Partners:
           2001             $           (119,171)$                 -- $                 --
           2000             $               (217)$             83,235 $             83,235

General Partner:
           2001             $             (1,204)$                 -- $                 --
           2000             $                 (2)$                841 $                841

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, the Partnership does not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management reassessed the useful lives of the roof assets and adjusted them accordingly. The Partnership does not have sufficient working capital to make all of the roof replacements at one time. The total costs of replacing all of the roofs are estimated to be $360,000 ($20,000 per building). As of September 30, 2001, one roof replacement has been completed. The Partnership began the roof replacements in the third quarter of 2001 and intends to replace the roofs on three to four buildings per year.

The demand on future liquidity is also anticipated to increase as the Partnership, in conjunction with NTS-Properties IV and NTS-Properties V, begins the renovation of the community clubhouse at the

Willows of Plainview Apartments in the fourth quarter 2001. Use of the clubhouse is shared between The Park at The Willows and the other two phases of The Willows of Plainview Apartments, which are owned by NTS-Properties IV and NTS-Properties V. It is currently estimated that the total cost for the renovation will be approximately $500,000, with the Partnership's share being approximately $60,000. The renovation is expected to be completed in March 2002.

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

On May 14, 2001, the Partnership and ORIG, LLC, an affiliate of the Partnership, (the "Offerors") commenced a tender offer for up to 2,000 of the Partnership's interests at a price of $6.00 per interest. Under the original terms of the tender offer, the Partnership would purchase the first 1,000 interests tendered and would fund its purchase and its portion of the expenses of the offer from its cash reserves. If more than 1,000 interests were tendered, ORIG would purchase up to an additional 1,000 interests. If more than 2,000 interests were tendered, the Offerors had the option of purchasing all of the interests tendered, or purchasing interests on a pro rata basis. The total costs of the tender offer were expected to be $22,000, consisting of $12,000 to purchase 2,000 interests and $10,000 for expenses. The Partnership anticipated that its share of these costs would be $11,000. Limited partnership interests acquired by the Partnership in the offer would be retired. Interests acquired by ORIG would be held by it. The tender offer was originally scheduled to expire on August 14, 2001.

On July 30, 2001, the tender offer was amended to extend the expiration date from August 14, 2001 to September 28, 2001. The tender offer was amended again on September 21, 2001, to extend the expiration date to October 12, 2001, and to increase the number of interests the Offerors were willing to purchase from 2,000 to 75,000. The total costs of the offer, as amended, were anticipated to be $460,000, consisting of $450,000 to purchase 2,000 interests and $10,000 for expenses. The Partnership anticipates that its share of the total costs of the offer would remain at about $11,000 because it still planned to purchase only the first 1,000 interests tendered. See Note 13 - Subsequent Event for information regarding the completion of the tender offer.

Neither ORIG nor the General Partner has any current plans or proposals that relate to or would result in an extraordinary corporate transaction, such as a merger, liquidation or a sale of all or substantially all of the Partnership's assets. However, the General Partner, consistent with its fiduciary obligations, will seek and review opportunities to enhance long-term value for the limited partners, such as: a merger or business combination with an unaffiliated entity; a liquidation of the

Partnership; a partial liquidation of the Partnership's assets; a recapitalization; or a consolidation with affiliates. There is no assurance that any transaction will occur. The Partnership and ORIG may, but are not required to, purchase additional interests, either through privately-negotiated transactions or additional tender offers. Additional purchases may have the effect of increasing the percentage of interests owned by ORIG and its affiliates above 50%, which would give ORIG the ability to control any Partnership votes on the types of transactions described above or any other matters.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

The Partnership's primary market risk exposure with regard to financial instruments is changes in interest rates. Two of the Partnership's notes payable bear interest at the Prime Rate. The Partnership's mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $213,000 decrease in the fair value of debt.

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

Date: November 8, 2001