Form 10-K
period 2001-12-31
NTS PROPERTIES VII LTD/FL
filed 2002-03-29
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD
(Exact name of registrant as specified in its charter)

10172 Linn Station Road
61-1119232	Louisville, Kentucky 40223
(I.R.S Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code:(502) 426-4800

Florida
(State of other jurisdiction of incorporation or organization)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Limited partnership interests	None

(Title of Class)	(Name of each exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days.           Yes [X]           No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by
reference in Part III of this Form 10-K or any amendment to this Form 10-K.           [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-11
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for the Registrant's Limited Partnership Interests
	and Related Partner Matters	13
Item 6.	Selected Financial Data	14-15
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15-24
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	25
Item 8.	Financial Statements and Supplementary Data	26-49
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	50

PART III

Item 10.	Directors and Executive Officers of the Registrant	51-52
Item 11.	Management Remuneration and Transactions	52
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	52-53
Item 13.	Certain Relationships and Related Transactions	53-54

PART IV

Item 14.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	55-58
Signatures		59

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate", "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, which reflect management's best judgment based on factors known, involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The General Partner is NTS-Properties Associates VII, a Kentucky limited partnership. As of December 31, 2001, the Partnership owned the following properties and joint venture interest listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint venture:

  The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by us.

  Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by us.

  A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet, located in Louisville, Kentucky, acquired complete by the joint venture between us and NTS-Properties Plus Ltd., an affiliate of our General Partner. The joint venture agreement was amended to admit NTS- Properties IV., Ltd., an affiliate of our General Partner, ("NTS-Properties IV") during 1994. Our percentage interest in the joint venture was 31.34% at December 31, 2001.

We have a fee title interest in the above properties. We believe that our properties are adequately covered by insurance. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

As of December 31, 2001, our properties were encumbered by mortgages as shown in the table below:

                                            Interest          Maturity            Balance
Property                                      Rate              Date            at 12/31/01
-------------------------------------     -------------   ----------------     ----------------
Park Place Apartments Phase II                7.37%           10/15/12    (1)  $      3,627,428
Blankenbaker Business Center 1A               8.50%           11/15/05    (2)  $      2,235,829
  Monthly principal payments are based upon a 19-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization is estimated to be approximately $1,436,000.
  Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

The Park at the Willows was not encumbered by any outstanding mortgages at December 31, 2001.

Financial Information About Industry Segments

We are presently engaged solely in the business of developing, constructing, owning and operating residential apartments. A presentation of information concerning industry segments is not applicable. See Part II, Item 8 - Note 8 for information regarding our operating segments.

Narrative Description of Business

General

Our current business is consistent with our original purpose which was to acquire, directly or by joint venture, unimproved or partially improved land, to construct and otherwise develop thereon apartment complexes or commercial properties, and to own and operate the completed properties. Our original purpose also includes the ability to invest in fully improved properties, either directly or by joint venture. Our properties are in a condition suitable for their intended use.

We intend to hold the properties until such time as a sale or other disposition appears to be advantageous with a view to achieving our investment objectives, or it appears that such objectives will not be met. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners.

Description of Real Property

The Park at the Willows

All apartments in The Park at the Willows are loft, one-bedroom or deluxe one-bedroom apartments. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Loft and one-bedroom apartments have stackable washers and dryers. Deluxe apartments have washer/dryer hook-ups. In addition, pursuant to an agreement with the Willows of Plainview apartment community, which was developed adjacent to The Park at the Willows and is owned by NTS-Properties IV and NTS-Properties V, two publicly registered limited partnerships sponsored by an affiliate of our General Partner, tenants of The Park at the Willows have access to and use of the coin-operated washer/dryer facilities, clubhouse, management offices, swimming pool, whirlpool and tennis courts at The Willows of Plainview. We share proportionately in the costs of maintaining and operating these facilities.

As of December 31, 2001, monthly rental rates at The Park at the Willows start at $604 for one- bedroom apartments, $699 for deluxe apartments and $749 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 75% (2001), 90% (2000), 81% (1999), 77% (1998) and 96% (1997). See Part II, Item 7 for average occupancy information.

Park Place Apartments Phase II

Apartments at Park Place Apartments Phase II include one-bedroom and two-bedroom apartments and two-bedroom town homes. All apartments have wall-to-wall carpeting, individually controlled heating and air conditioning, dishwashers, ranges, refrigerators with ice makers, garbage disposals and microwave ovens. Each unit has either a washer/dryer hook-up or access to coin-operated washers and dryers. Amenities include the clubhouse with a party room, swimming pool, tennis courts, racquetball courts, exercise facility and management offices. The amenities are shared with Phase I and Phase III of the Park Place Development which were developed and constructed by NTS-Properties VI, an affiliate of our General Partner. The costs to construct and operate the common amenities are shared proportionately by each phase.

As of December 31, 2001, monthly rental rates at Park Place Apartments Phase II start at $669 for one-bedroom apartments, $909 for two-bedroom apartments and $1,169 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 76%(2001), 77% (2000), 86% (1999), 85% (1998) and 92% (1997). See Part II, Item 7 for average occupancy information.

Blankenbaker Business Center Joint Venture

Sykes HealthPlan Service Bureau, Inc. ("SHPS, Inc.") leases 100% of the Blankenbaker Business Center 1A building. The annual base rent, which does not include the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires July 2005. The lease provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. SHPS, Inc. is a professional service entity in the insurance industry. The occupancy level at the business center as of December 31, 2001, 2000, 1999, 1998 and 1997 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major lease in effect on December 31, 2001:

                                Year of          Square Feet and % of      Current Annual Rental
Tenant                         Expiration       Net Rentable Area (1)         per Square Foot
-------------------------  -----------------  -------------------------  ------------------------
SHPS, Inc.                        2005              100,640 (100%)                 $7.48
  Rentable area includes ground floor and mezzanine square feet.

Additional Operating Data

Additional operating data regarding our properties and joint venture is furnished in the following table:

                                                      Federal Tax        Property Tax      Annual Property
                                                         Basis               Rate               Taxes
                                                     -------------      --------------     ---------------
Wholly-Owned Properties
The Park at the Willows                              $  2,639,472          .010660          $      16,506
Park Place Apartments Phase II                       $  9,821,515          .009585          $      70,675
Property Owned in Joint Venture with NTS-
Properties IV and NTS-Properties Plus Ltd.
Blankenbaker Business Center 1A                      $  7,372,634          .010560          $      49,412

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities and the applicable lease term for tenant improvements.

Investment in Joint Venture

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Blankenbaker Business Center Joint Venture

On December 28, 1990, we entered into a joint venture agreement with NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our General Partner. The use of the parking lot is a provision of the tenant's lease agreement with the business center. On August 16, 1994, the Blankenbaker Business Center Joint Venture Agreement was amended to admit NTS-Properties IV to the joint venture. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

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

  December 31, 2030.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii), and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or net loss is also allocated between the partners pursuant to their Percentage Interest.

In 1990 when the joint venture was originally formed, we contributed $450,000 which was used for additional tenant improvements to the business center and made a capital contribution to the joint venture of $325,000 to purchase the approximately 2.49 acre parking lot. The additional tenant improvements were made to the business center and the parking lot was purchased in 1991. NTS- Properties Plus Ltd. contributed Blankenbaker Business Center 1A together with improvements and personal property subject to mortgage indebtedness of $4,715,000. During November 1994, this note payable was replaced with permanent financing in the amount of $4,800,000. The outstanding balance at December 31, 2001 was $2,235,829. The mortgage is recorded as a liability of the joint venture. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently, monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

On April 28, 1994, the joint venture obtained $1,100,000 in debt financing to fund a portion of the tenant finish and leasing costs which were associated with the SHPS, Inc. lease renewal and expansion. The $1,100,000 note bore interest at the Prime Rate +1.5%. In order for the joint venture to obtain the $4,800,000 of permanent financing discussed above, it was necessary to seek an additional joint venture partner to provide the funds necessary for the tenant finish and leasing costs instead of debt financing. See the following paragraph for information regarding the new joint venture partner. The $1,100,000 note was retired in August 1994. This resulted in the joint venture's debt being at a level where permanent financing could be obtained and serviced.

On August 16, 1994, we contributed $500,000 and NTS-Properties IV contributed $1,100,000 in accordance with the agreement to amend the joint venture. The need for additional capital was a result of the lease renewal and expansion which was signed April 28, 1994 between the joint venture and SHPS, Inc. The lease expanded SHPS, Inc.'s leased space by approximately 15,000 square feet and extended its current lease term through July 2005. Approximately 12,000 square feet of the expansion was into new space which had to be constructed on the second level of the existing business center. With this expansion, SHPS, Inc. occupied 100% of the business center. We were not in a position to contribute all of the capital required for the project, nor was NTS-Properties Plus Ltd. in a position to contribute additional capital. NTS-Properties Plus Ltd. agreed to the admission of NTS-Properties IV to the joint venture and to the capital contributions by NTS-Properties IV and us with the knowledge that its joint venture interest would, as a result, decrease. See the following paragraph for a discussion of how the revised interests in the joint venture were calculated with the admission of NTS-Properties IV.

In order to calculate the revised joint venture Percentage Interests, the assets of the joint venture were revalued in connection with the admission of NTS-Properties IV as a joint venture partner and the additional capital contributions. The value of the joint venture's assets immediately prior to the additional capital contributions was $6,764,322 and its outstanding debt was $4,650,042, with net equity being $2,114,280. The difference between the value of the joint venture's assets and the value at which they were carried on the books of the joint venture was allocated to us and NTS-Properties Plus Ltd. in determining each joint venture partner's Percentage Interest.

Our Percentage Interest in the joint venture remained at 31.34%. NTS-Properties Plus Ltd.'s Percentage Interest in the joint venture decreased from 68.66% to 39.05% as a result of the capital contributions by NTS-Properties IV and us. NTS-Properties IV obtained a 29.61% Percentage Interest in the joint venture as a result of its capital contribution.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2001, properties under construction in the respective vicinities in which our properties are located are as follows: In close proximity to The Park at The Willows, there is one apartment complex with approximately 300 apartments under construction. Two of its buildings have been completed and are approximately 2% occupied. It is estimated to be completed in 2002, but the exact completion date is unknown at this time. In the vicinity of Park Place Apartments Phase II, there is one apartment community scheduled to start construction in 2002. The complex will have approximately 500 apartments. The scheduled completion date is unknown at this time. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees of NTS Development Company who manage and supervise leasing for each property.

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the "Agreement"). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J. D. Nichols has a controlling interest in NTS Corporation and is a General Partner of NTS-Properties Associates VII. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received $78,563 in property management fees from our residential properties for the year ended December 31, 2001. The fee is equal to 5% of gross revenues from residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with the operation of our properties, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits, and related employment expenses of personnel at each property.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2001, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Because the principals of the General Partner and/or its affiliates own and/or operate real estate properties other than those owned by us that are or could be in competition with us, potential conflicts of interest exist. Specifically, an affiliate of the General Partner manages two apartment complexes that are in direct competition with two of our properties. One apartment complex has 400 plus apartments and is in direct competition with The Park at the Willows. The other apartment complex has approximately 200 apartments and is in direct competition with Park Place Apartments Phase II. Because we were organized by and are operated by the General Partner, these conflicts are not resolved through arms-length negotiations but through the exercise of the General Partner's good judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in the Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. In addition, the Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates retain a free right to compete with our properties including the right to develop competing properties now and in the future in addition to those existing properties which may compete directly or indirectly.

NTS Development Company (the "Property Manager"), an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. We believe the Property Manager's agreement is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees; however, per the Agreement, NTS Development Company makes its employees available to perform services for us. We reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 6 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership Interests. We had 868 limited partners as of January 31, 2002. Cash distributions and allocations of income (loss) are made as described in Note 1E to our 2001 Financial Statements in Item 8.

Annual distributions totaling $0.15 and $0.20 per limited partnership Interest were paid during the years ended December 31, 2000 and 1999, respectively. No distributions were paid during the year ended December 31, 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions were paid quarterly as follows:

                                            2000                  1999
                                      -----------------    ------------------
First quarter                        $              .05  $                .05
Second quarter                                      .05                   .05
Third quarter                                       .05                   .05
Fourth quarter                                       --                   .05
                                      -----------------    ------------------
                                     $              .15  $                .20
                                      =================    ==================

The table below presents that portion of the distributions that represents a return of capital in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") for the years ended December 31, 2001, 2000 and 1999.

                                   Net Income              Cash
                                      (Loss)           Distributions           Return of
                                    Allocated             Declared              Capital
                                ------------------   ------------------   ------------------
Limited partners
          2001                  $         (155,772)  $               --   $               --
          2000                              28,759               83,236               54,477
          1999                              76,127              112,646               36,519
General Partner
          2001                  $           (1,573)  $               --   $               --
          2000                                 290                  840                  550
          1999                                 769                1,138                  369

On January 24, 2001, we notified our limited partners that we would be suspending distributions starting with the fourth quarter 2000. The suspension is necessary to build up cash reserves in contemplation of the roof replacements at Park Place Apartments Phase II. Once sufficient reserves are accumulated, management (our General Partner) will review cash, working capital levels and projections for their use, and resume distributions if appropriate. For further information please see Item 8 - Note 7.

Item 6 - Selected Financial Data

Years ended December 31, 2001, 2000, 1999, 1998 and 1997.

                                   2001            2000             1999            1998          1997
                              --------------  ---------------  --------------  --------------  -------------
Rental income                $     1,528,920 $      1,617,578 $     1,649,799 $     1,624,385 $    1,770,326
Other income                          14,573           30,565          24,413          27,851         29,488
Income (loss) from
  investment in joint
  venture                             77,932           54,881          52,317          36,158         (1,548)
Gain on sale of assets                    26            4,118              --              --             --
Total expenses                    (1,778,796)      (1,678,093)     (1,649,633)     (1,718,890)    (1,705,995)
                              --------------  ---------------  --------------  --------------  -------------
Income (loss) before
  extraordinary item                (157,345)          29,049          76,896         (30,496)        92,271
Extraordinary item                        --               --              --              --        (27,784)
                              --------------  ---------------  --------------  --------------  -------------

Net income (loss) after
  extraordinary item         $      (157,345)$         29,049 $        76,896 $       (30,496)$       64,487
                              ==============  ===============  ==============  ==============  =============

Net income (loss)
  allocated to:
    General Partner          $        (1,573)$            290 $           769 $          (305)$          645
    Limited partners         $      (155,772)$         28,759 $        76,127 $       (30,191)$       63,842

Net income (loss) per
  limited partnership
  Interest                   $        (0.28) $           0.05 $          0.13 $        (0.05) $         0.11

Weighted average number
  of limited partnership
  Interests                          553,031          554,828         567,325         581,622        598,526

Cumulative net income
(loss) allocated to:
    General Partner          $       (27,237)$        (25,664)$       (25,954)$       (26,723)$      (26,418)
    Limited partners         $    (2,696,552)$     (2,540,780)$    (2,569,539)$    (2,645,666)$   (2,615,475)

Cumulative taxable
  income (loss) allocated to:
    General Partner          $        26,437 $         26,699 $        26,100 $        23,511 $       21,995
    Limited partners         $    (2,876,673)$     (2,781,494)$    (2,809,106)$    (2,915,767)$   (2,941,722)

Distributions declared:
  General Partner            $            -- $            840 $         1,138 $         1,458 $        2,417
  Limited partners           $            -- $         83,236 $       112,646 $       144,299 $      239,288

Cumulative distributions
  declared:
    General Partner          $        27,445 $         27,445 $        26,605 $        25,467 $       24,009
    Limited partners         $     2,717,046 $      2,717,046 $     2,633,810 $     2,521,164 $    2,376,865

At year end:
  Cash and equivalents       $       431,232 $        307,173 $       396,110 $       394,778 $      162,091
  Investment securities      $            -- $             -- $            -- $            -- $      338,129
  Land, buildings and
   amenities, net            $     7,730,705 $      8,088,455 $     8,327,056 $     8,601,080 $    8,852,552

Total assets                 $     8,820,883 $      9,004,494 $     9,282,186 $     9,554,908 $    9,947,927

Mortgages and notes
  payable                    $     3,659,778 $      3,756,533 $     3,876,398 $     3,987,830 $    4,091,369

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts. The affected data in the table above has been restated to provide comparable information for all periods presented.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 8 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which has been superseded by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Occupancy Levels

The occupancy levels at our properties and joint venture as of December 31 were as follows:

                                                      Percentage
                                                     Ownership at
                                                       12/31/01       2001 (1)          2000           1999
                                                     -------------  -------------   -------------  -------------
Wholly-Owned Properties
The Park at the Willows (2)                              100%            75%             90%            81%
Park Place Apartments Phase II (3)                       100%            76%             77%            86%
Property Owned in Joint Venture with NTS-
Properties IV and NTS-Properties Plus Ltd.
Blankenbaker Business Center 1A                        31.34%           100%            100%           100%
  Current occupancy levels are considered adequate to continue the operation of our properties.
  In our opinion, the decrease in year ending occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Park Place Apartments Phase II has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.

The average occupancy levels at our properties and joint venture as of December 31 were as follows:

                                                     Percentage
                                                    Ownership at
                                                      12/31/01         2001            2000           1999
                                                    -------------  -------------   -------------  -------------
Wholly-Owned Properties
The Park at the Willows                                 100%            90%             81%            90%
Park Place Apartments Phase II (1)                      100%            77%             83%            87%
Property Owned in Joint Venture with NTS-
Properties IV and NTS-Properties Plus Ltd.
Blankenbaker Business Center 1A                       31.34%           100%            100%           100%
  Park Place Apartments Phase II has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.

Rental and Other Income

Rental and other income generated by our properties and joint venture for the years ended December 31, 2001, 2000 and 1999 were as follows:

                                                     Percentage
                                                    Ownership at
                                                      12/31/01         2001           2000            1999
                                                   --------------  -------------  -------------  --------------
Wholly-Owned Properties
The Park at the Willows                                 100%      $    353,343    $   308,120    $    337,595
Park Place Apartments Phase II                          100%      $  1,178,628    $ 1,321,808    $  1,320,563
Property Owned in Joint Venture with NTS-
Properties IV and NTS-Properties Plus Ltd.
Blankenbaker Business Center 1A                       31.34%      $    935,165    $   908,100    $    914,526

Results of Operations for 1999, 2000 and 2001

If there has not been a material change in an item from one year to the next, we have omitted any discussion concerning that item.

Rental Income

Rental income decreased approximately $89,000, or 5%, in 2001. The decrease is primarily the result of decreased income collected at Park Place Apartments Phase II mainly due to a decrease in average occupancy of 6% and increased rental concessions of approximately $45,000. The decrease is partially offset by increased income collected at The Park at the Willows due to increased average occupancy of 9%.

Interest and Other Income

Interest and other income decreased approximately $16,000, or 52%, in 2001. The decrease is primarily the result of decreased interest earned on bank accounts due to higher balances in 2000 as compared to 2001. Interest and other income increased approximately $6,000, or 25%, in 2000. The increase is a result of increased interest earned on bank accounts due to higher balances in 2000 as compared to 1999.

Income From Investment in Joint Venture

Income from joint venture increased approximately $23,000, or 42%, in 2001. The increase is the result of increased net income at Blankenbaker Business Center 1A.

Operating Expenses

Operating expenses increased approximately $18,000, or 5%, in 2001. The increase is primarily the result of increased advertising, utility, insurance and landscaping expenses at Park Place Apartments Phase II. The increase is partially offset by decreased repairs and maintenance expense (mainly wood replacement, water heater repairs and replacements, repairs to the parking lots, curbs and sidewalks, floor covering and interior painting) at Park Place Apartments Phase II.

Operating Expenses - Affiliated

Operating expenses - affiliated increased approximately $19,000, or 8%, in 2001. The increase is primarily the result of increased personnel costs. Operating expenses - affiliated are for services performed by employees of NTS Development Company, an affiliate of our General Partner. These services may include property management, leasing, maintenance, security and others necessary to manage and operate our properties.

Loss on Disposal of Assets

In 2001, we retired a portion of the original building assets that were not fully depreciated, as a result of an exterior paint and repair project at Park Place Apartments Phase II. We also retired a roof asset at Park Place Apartments Phase II due to replacement of the roof. In 2000, we retired assets that were not fully depreciated due to a clubhouse renovation project at Park Place Apartments Phase II and exterior renovations at The Park at the Willows.

Professional and Administrative Expenses

Professional and administrative expenses decreased approximately $14,000, or 16%, in 2001. The decrease is primarily due to decreased investor service expenditures and decreased legal and professional services.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $24,000, or 28%, in 2001, and $12,000, or 16%, in 2000. The increase, for both years, is primarily the result of increased personnel costs. Professional and administrative expenses - affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and others necessary to manage and operate the Partnership.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $72,000, or 19%, in 2001. The increase is primarily the result of increased depreciation expense at Park Place Apartments Phase II mainly due to the reassessment by management of the useful lives of all of the roof assets, from

30 years to approximately 13 years, in anticipation of replacing the roofs (resulting in an increase in depreciation of approximately $48,000). The increase is also a result of building improvements (exterior repair projects) and water sub-metering installations at both Park Place Apartments Phase II and The Park at the Willows, clubhouse renovations at Park Place Apartments Phase II and studio renovations at The Park at the Willows (all net of retirements).

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our wholly-owned properties for federal tax purposes is approximately $12,750,000.

Consolidated Cash Flows and Financial Condition

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties and for the purchases of investment securities. As a part of our cash management activities, we have periodically purchased certificates of deposit or securities issued by the U.S. Government with initial maturities of greater than three months to improve the return of our excess cash reserves. We hold the securities until maturity. Cash flows provided by investing activities result from the maturity of investment securities. Cash flows used in financing activities consist of cash distributions, principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership Interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2001.

We do not foresee any material reduction in occupancy levels at any of our properties which would have a material adverse effect upon our cash flow.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2001            2000          1999
                                                       --------------  -------------  -------------
Operating activities                                  $       421,539 $      315,895 $      479,831
Investing activities                                         (194,725)      (185,891)      (104,204)
Financing activities                                         (102,755)      (218,941)      (374,295)
                                                       --------------  -------------  -------------

     Net increase (decrease) in cash and equivalents  $       124,059 $      (88,937)$        1,332
                                                       ==============  =============  =============

Net cash provided by operating activities increased approximately $106,000, or 34%, in 2001. The increase was driven primarily by increased accounts payable and a decrease in accounts receivable partially offset by decreased net income.

Net cash provided by operating activities decreased approximately $164,000, or 34%, in 2000. The decrease in net cash provided by operating activities was driven primarily by decreased accounts payable and by decreased net income. The decrease is partially offset by increased collection of accounts receivable.

Net cash used in investing activities increased approximately $9,000, or 5%, in 2001. The increase is primarily the result of an increase in investment in and advances to joint venture. The increase is partially offset by decrease capital expenditures at both Park Place Apartments Phase II and The Park at the Willows. The main expenditures for Park Place Apartments Phase II in 2001 were for the remaining exterior renovation costs, water sub-metering installations and one roof replacement. The main expenditures for The Park at the Willows were for the water sub-metering installations and construction costs for beginning the renovation of The Willows of Plainview's clubhouse.

Net cash used in investing activities increased approximately $82,000, or 79%, in 2000. The increase was mainly the result of increased capital expenditures for the clubhouse, fitness center and exterior renovation projects at Park Place Apartments Phase II and studio renovations and exterior renovations at The Park at the Willows.

Net cash used in financing activities decreased approximately $116,000, or 53% in 2001. The decrease is primarily the result of the discontinuance of cash distributions starting in the fourth quarter of 2000 and proceeds from two notes payable obtained in March 2001. See Item 8, Note 5 - Mortgage and Notes Payable for further detail on notes payable.

Net cash used in financing activities decreased approximately $155,000, or 41%, in 2000, mainly as a result of 1) a decrease in the number of limited partnership Interests repurchased and 2) a decrease in cash distributions paid (discontinued distributions starting the fourth quarter of 2000). The decrease is partially offset by increased principal payments made on debt and a decrease in cash reserved for repurchases of limited partnership Interests.

During the years ended December 31, 2000 and 1999, we used cash flow from operations and cash on hand to make a 1% (annualized) distribution of $84,076 and $113,784, respectively. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity and distributions is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, renovations and tenant finish costs. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet our needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet as of December 31) were $431,232, $307,173 and $396,110 at December 31, 2001, 2000 and 1999, respectively.

The table below presents that portion of the distributions that represents a return of capital in accordance with GAAP basis for the years ended December 31, 2001, 2000 and 1999.

                                           Net Income              Cash
                                             (Loss)           Distributions           Return of
                                           Allocated             Declared              Capital
                                       ------------------   ------------------    -----------------
Limited partners
          2001                       $          (155,772) $                 -- $                 --
          2000                                     28,759               83,236               54,477
          1999                                     76,127              112,646               36,519
General Partner
          2001                       $            (1,573) $                 -- $                 --
          2000                                        290                  840                  550
          1999                                        769                1,138                  369

On January 24, 2001, we notified our limited partners that we would be suspending distributions starting with the fourth quarter 2000. The suspension is necessary to build up cash reserves in contemplation of the roof replacements at Park Place Apartments Phase II (mentioned below). Once sufficient reserves are accumulated, we will review cash, working capital levels and projections for their use, and resume distributions if appropriate. It is anticipated that we will require at least 12 months to generate sufficient reserves to begin the roof replacements.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, we reassessed the useful lives of the roof assets and adjusted them accordingly. The adjustment resulted in an approximate $48,000 increase in depreciation expense for 2001. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2001, one building has had its roof replaced. The total cost of replacing all of the remaining roofs is estimated to be $340,000 ($20,000 per building). No roof replacements have been budgeted for in 2002.

The demand on future liquidity is also anticipated to increase as we, in conjunction with NTS- Properties IV and NTS-Properties V, complete the renovation of the community clubhouse at The Willows of Plainview Apartments. Use of the clubhouse is shared between The Park at the Willows and the other two phases of The Willows of Plainview Apartments, which are owned by NTS- Properties IV and NTS-Properties V. It is currently estimated that the total costs for the renovation will be approximately $500,000, with The Park at The Willows' share being approximately $60,000. The renovation is expected to be completed in March 2002.

Future liquidity will also be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

We had no other material commitments for renovations or capital expenditures at December 31, 2001.

Pursuant to Section 16.4 of our Amended and Restated Agreement of Limited Partnership, we established an Interest Repurchase Reserve in 1995. During the years ended December 31, 1998, 1997 and 1996, we funded $7,242, $38,918 and $121,270, respectively, to the reserve. Through December 31, 1998 (the commencement of the First Tender Offer), we repurchased a total of 62,529 Interests for $295,080, at a price ranging from $4.00 to $6.00 per Interest. Repurchased Interests were retired by us, thus increasing the percentage of ownership of each remaining limited partner investor. The Interest Repurchase Reserve was funded from cash reserves. The funds remaining in the Interest Repurchase Reserve at the commencement of the First Tender Offer (discussed below) were returned to unrestricted cash for utilization in our operations.

Between December 7, 1998 and December 31, 2000, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed three tender offers with the Securities and Exchange Commission. Through the three tender offers, we repurchased 22,500 Interests for $135,000 or $6.00 per Interest. ORIG purchased 84,166 Interests for $504,996 or $6.00 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 14, 2001, the Offerors commenced a tender offer to purchase up to 2,000 Interests at a price of $6.00 per Interest. Under the original terms of the tender offer, we would purchase the first 1,000 Interests tendered and would fund our purchase and our portion of the expenses of the offer from our cash reserves. If more than 1,000 Interests were tendered, ORIG would purchase up to an additional 1,000 Interests. If more than 2,000 Interests were tendered, the Offerors had the option of purchasing all of the Interests tendered, or purchasing Interests on a pro rata basis. The tender offer was originally scheduled to expire on August 14, 2001.

On July 30, 2001, the tender offer was amended to extend the expiration date from August 14, 2001 to September 28, 2001. The tender offer was amended again on September 21, 2001, to extend the expiration date to October 12, 2001 and to increase the number of Interests the Offerors were willing to purchase from 2,000 to 75,000.

On October 12, 2001, the tender offer, as amended, expired. Upon expiration, 76,447 Interests had been tendered. The Offerors accepted all 76,447 Interests without proration. We repurchased 1,000 Interests for $6,000 and incurred approximately $500 in expenses associated with the tender offer. ORIG purchased 75,447 Interests for $452,682.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

In an effort to continue to improve occupancy at our residential properties, we have an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and works with current residents on lease renewals.

The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that residential leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

Contractual Obligations and Commercial Commitments

Accounting standards require disclosure concerning our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    3,659,778 $      165,397 $      316,205  $      359,559 $    2,818,617

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    3,659,778 $      165,397 $      316,205  $      359,559 $    2,818,617
                                   =============  =============  =============   =============  =============
  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which we may or may not renew each year.
                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------   ------------    ------------   ------------
Line of credit                  $            -- $           --  $         --    $          --  $         --

Standby letters of credit and
  guarantees (1)                $     2,235,829 $      502,363  $  1,141,863    $     591,603  $         --

Other commercial
  commitments (2)               $            -- $           --  $         --    $          --  $         --
                                 --------------  -------------   -----------     ------------   -----------

Total commercial
commitments                     $     2,235,829 $      502,363  $  1,141,863    $     591,603  $         --
                                 ==============  =============   ===========     ============   ===========
  We are a guarantor, along with NTS-Properties Plus, of Blankenbaker Business Center 1A's mortgage. The balance in the table represents 100% of the outstanding mortgage balance, of which we are jointly and severally liable.
  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

Significant Accounting Pronouncements Which Affect Us

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF determined that a proportionate gross financial statement presentation, which is referred to as "proportionate consolidation" in the Notes to Financial Statements, is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the entity invested in is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The EITF consensus is applicable to financial statements for annual periods ending after June 15, 2000. We now use the equity method to account for our joint venture investment. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or net results of operations, but did result in a recharacterization or reclassification of some of the financial statements' captions and amounts.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

  our ability to achieve planned revenues;
  our ability to make payments due under our debt agreements;
  our ability to negotiate and maintain terms with vendors and service providers for operating expenses;
  competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;
  trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;
  our ability to predict the demand for specific rental properties;
  our ability to attract and retain tenants;
  availability and costs of management and labor employed;
  real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes, and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our two notes payable bear interest at the Prime Rate. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expenses on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $208,000 decrease in the fair value of debt.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                     2001                  2000
                                                              ------------------    -----------------

ASSETS
Cash and equivalents                                        $            431,232 $            307,173
Cash and equivalents - restricted                                         23,568               26,175
Accounts receivable                                                        1,173               62,978
Land, buildings and amenities, net                                     7,730,705            8,088,455
Investment in and advances to joint venture                              572,171              446,072
Other assets                                                              62,034               73,641
                                                              ------------------    -----------------

     TOTAL ASSETS                                           $          8,820,883 $          9,004,494
                                                              ==================    =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage and notes payable                                  $          3,659,778 $          3,756,533
Accounts payable                                                          97,604               14,438
Security deposits                                                         23,375               25,325
Other liabilities                                                          8,686               13,413
                                                              ------------------    -----------------

     TOTAL LIABILITIES                                                 3,789,443            3,809,709

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                       5,031,440            5,194,785
                                                              ------------------    -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $          8,820,883 $          9,004,494
                                                              ==================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                     2001            2000           1999
                                                 -------------   -------------  -------------
REVENUES
Rental income                                   $    1,528,920  $    1,617,578 $    1,649,799
Interest and other income                               14,573          30,565         24,413
Income (loss) from investment in joint venture          77,932          54,881         52,317
Gain on sale of assets                                      26           4,118             --
                                                 -------------   -------------  -------------

     TOTAL REVENUES                                  1,621,451       1,707,142      1,726,529

EXPENSES
Operating expenses                                     395,607         377,700        372,524
Operating expenses - affiliated                        254,364         235,801        246,397
Loss on disposal of assets                              51,421          54,533             --
Interest expense                                       277,416         285,383        293,324
Management fees                                         78,563          83,823         85,781
Real estate taxes                                       86,890          88,011         89,485
Professional and administrative expenses                72,310          86,342         94,482
Professional and administrative expenses -
  affiliated                                           109,311          85,611         73,290
Depreciation and amortization                          452,914         380,889        394,350
                                                 -------------   -------------  -------------

     TOTAL EXPENSES                                  1,778,796       1,678,093      1,649,633
                                                 -------------   -------------  -------------

Net (loss) income                               $     (157,345) $       29,049 $       76,896
                                                 =============   =============  =============

Net (loss) income allocated to the limited
  partners                                      $     (155,772) $       28,759 $       76,127
                                                 =============   =============  =============

Net (loss) income per limited partnership
  Interest                                      $       (0.28)  $         0.05 $         0.13
                                                 =============   =============  =============

Weighted average number of limited
  partnership Interests                                553,031         554,828        567,325
                                                 =============   =============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                   Limited        General
                                                  Partners        Partner         Total
                                                -------------  -------------  --------------
PARTNERS' EQUITY/(DEFICIT)
Balances at December 31, 1998                  $    5,473,790 $      (52,090)$     5,421,700

   Net income                                          76,127            769          76,896

   Distributions declared                            (112,646)        (1,138)       (113,784)

   Repurchase of limited partnership Interests       (120,000)            --        (120,000)
                                                -------------  -------------  --------------

Balances at December 31, 1999                       5,317,271        (52,459)      5,264,812

   Net income                                          28,759            290          29,049

   Distributions declared                             (83,236)          (840)        (84,076)

   Repurchase of limited partnership Interests        (15,000)            --         (15,000)
                                                -------------  -------------  --------------

Balances at December 31, 2000                       5,247,794        (53,009)      5,194,785

   Net loss                                          (155,772)        (1,573)       (157,345)

   Repurchase of limited partnership Interests         (6,000)            --          (6,000)
                                                -------------  -------------  --------------

Balances at December 31, 2001                  $    5,086,022 $      (54,582)$     5,031,440
                                                =============  =============  ==============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001           2000            1999
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                          $     (157,345)$       29,049 $        76,896
Adjustments to reconcile net (loss) income to net
  cash  provided by operating activities:
    Provision for doubtful accounts                                 2,487             --              --
    Write-off of uncollectible accounts receivable                 (2,487)            --              --
    Loss on disposal of assets                                     51,421         54,533              --
    Gain on sale of assets                                            (26)        (4,118)             --
    Depreciation and amortization                                 456,034        384,197         397,862
    (Income) loss from investment from joint venture              (77,932)       (54,881)        (52,317)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                             2,607          1,649          60,543
      Accounts receivable                                          61,805         24,607         (31,173)
      Other assets                                                  8,486        (31,341)          3,344
      Accounts payable                                             83,166        (78,337)         39,353
      Security deposits                                            (1,950)        (1,150)         (1,926)
      Other liabilities                                            (4,727)        (8,313)        (12,751)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    421,539        315,895         479,831
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and amenities                      (146,618)      (199,637)       (120,326)
Proceeds from sale of assets                                           60          6,934              --
Investment in and advances to joint venture                       (48,167)         6,812          16,122
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (194,725)      (185,891)       (104,204)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes payable                 (147,815)      (119,865)       (111,432)
Proceeds from notes payable                                        51,060             --              --
Cash distributions                                                     --        (84,076)       (142,863)
Repurchase of limited partnership Interests                        (6,000)       (15,000)       (120,000)
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (102,755)      (218,941)       (374,295)
                                                            -------------  -------------  --------------

     Net increase (decrease) in cash and equivalents              124,059        (88,937)          1,332

CASH AND EQUIVALENTS, beginning of year                           307,173        396,110         394,778
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      431,232 $      307,173 $       396,110
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      274,703 $      285,047 $       293,684
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. The less than 50% owned joint venture is accounted for under the equity method. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint venture.

From inception, we used the proportionate consolidation method of accounting for joint venture properties. Our proportionate interest in the joint venture's assets, liabilities, revenues, expenses and cash flows were combined on a line-by-line basis with our own assets, liabilities, revenues, expenses and cash flows. All intercompany accounts and transactions were eliminated in consolidation.

Proportionate consolidation was utilized by us due to the fact that the ownership of joint venture properties, in substance, was not subject to joint control. The managing General Partners, of the sole General Partner of the NTS sponsored partnerships, which have formed joint ventures are substantially the same. As such, decisions regarding financing, development, sale or operations did not require the approval of different partners. Additionally, the joint venture properties are in the same business/industry as their respective joint venture partners and their asset, liability, revenue and expense accounts correspond with the accounts of such partners. It is the belief of our General Partner that the financial statement disclosures resulting from proportionate consolidation provided the most meaningful presentation of assets, liabilities, revenues, expenses and cash flows given the commonality of our operations.

The Emerging Issues Tasks Force ("EITF") of the Financial Accounting Standards Board ("FASB") reached a consensus on Issue No. 00-1, "Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures." The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as "proportionate consolidation" in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts.

Please see the accompanying Blankenbaker Business Center Joint Venture financial statements and notes.

B) Organization

NTS-Properties VII, Ltd. (the "Partnership") is a limited partnership organized under the laws of the state of Florida in April 1987. Our General Partner is NTS-Properties Associates VII (a Kentucky limited partnership). We are in the business of developing, constructing, owning and operating apartment complexes and commercial real estate.

C) Properties and Joint Venture

We own and operate the following properties and joint venture:

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

D) Revenue Recognition

We recognize revenue in accordance with each tenant's respective lease agreement.

E) Allocation of Net Income (Loss) and Cash Distributions

Pre-termination date net cash receipts and interim net cash receipts, as defined in the Partnership Agreement, and which are made available for distribution, will be distributed 99% to the limited partners and 1% to the General Partner.

Net operating income (excluding net gains from sales and other specially allocated items) shall be allocated to the limited partners and the General Partner in proportion to their respective cash distributions . Net operating income in excess of cash distributions shall be allocated as follows: (1) pro rata to all partners with a negative capital account in an amount to restore the negative capital account to zero; (2) 99% to the limited partners and 1% to the General Partner until the limited partners have received an amount equal to their original capital less cash distributions except distribution of pre-termination date net cash receipts; (3) the balance, 80% to the limited partners and 20% to the General Partner. Net operating losses shall be allocated 99% to the limited partners and 1% to the General Partner for all periods presented in the accompanying financial statements.

F) Tax Status

We have received a ruling from the Internal Revenue Service stating that we are classified as a limited partnership for federal income tax purposes. As such, we make no provision for income taxes. The taxable income or loss is passed through to the holders of partnership Interests for inclusion on their individual income tax returns.

A reconciliation of net (loss) income for financial statement purposes versus that for income tax reporting is as follows:

                                                            2001           2000           1999
                                                       --------------  -------------  -------------
Net (loss) income                                     $      (157,345)$       29,049 $       76,896
Items handled differently for tax purposes:
  Depreciation and amortization                                58,033        (14,534)        29,324
  Prepaid rent and other capitalized leasing costs              2,390          9,384          3,030
  Gain/loss on disposal of assets                              (2,899)         4,312             --
  Accrued expenses                                              3,500             --             --
  Non-deductible expenses                                         880             --             --
                                                       --------------  -------------  -------------

Taxable (loss) income                                 $       (95,441)$       28,211 $      109,250
                                                       ==============  =============  =============

G) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

H) Reclassifications of 2000 and 1999 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 1999 financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously reported operating results or partners' equity.

I) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2001, approximately $376,000 was transferred into the investment.

J) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds reserved by us for the purchase of limited partnership Interests through tender offers (see Note 3).

K) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost to us. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our properties for federal tax purposes as of December 31, 2001 is approximately $12,750,000.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

L) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2001, 2000 and 1999.

M) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

N) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

We own and operate, through a joint venture, a commercial property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. We also own and operate residential properties in Louisville and Lexington, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 - Tender Offers

Between December 7, 1998 and December 31, 2000, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed three tender offers with the Securities and Exchange Commission. Through the three tender offers, we repurchased 22,500 Interests for $135,000 or $6.00 per Interest. ORIG purchased 84,166 Interests for $504,996 or $6.00 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 14, 2001, the Offerors commenced a tender offer to purchase up to 2,000 Interests at a price of $6.00 per Interest. Under the original terms of the tender offer, we would purchase the first 1,000 Interests tendered and would fund our purchase and our portion of the expenses of the offer from our cash reserves. If more than 1,000 Interests were tendered, ORIG would purchase up to an additional 1,000 Interests. If more than 2,000 Interests were tendered, the Offerors had the option of purchasing all of the Interests tendered, or purchasing Interests on a pro rata basis. The tender offer was originally scheduled to expire on August 14, 2001.

On July 30, 2001, the tender offer was amended to extend the expiration date from August 14, 2001 to September 28, 2001. The tender offer was amended again on September 21, 2001, to extend the expiration date to October 12, 2001 and to increase the number of Interests the Offerors were willing to purchase from 2,000 to 75,000.

On October 12, 2001, the tender offer, as amended, expired. Upon expiration, 76,447 Interests had been tendered. The Offerors accepted all 76,447 Interests without proration. We repurchased 1,000 Interests for $6,000 and incurred approximately $500 in expenses associated with the tender offer. ORIG purchased 75,447 Interests for $452,682.

The offering price per Interest was established by our General Partner in its sole discretion and does not purport to represent the fair market value or liquidation value of the Interests.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2001                 2000
                                       ------------------   ------------------
Land and improvements                $          3,090,080 $          3,091,979

Building and improvements                      10,146,423           10,094,796
                                       ------------------   ------------------

                                               13,236,503           13,186,775

   Less accumulated depreciation                5,505,798            5,098,320
                                       ------------------   ------------------

                                     $          7,730,705 $          8,088,455
                                       ==================   ==================

Note 5 - Mortgage and Notes Payable

Mortgage and notes payable as of December 31, consisted of the following:

                                                               2001                  2000
                                                         -----------------    ------------------
Mortgage payable to an insurance company, bearing
interest  at a fixed rate of 7.37%, due October 15,
2012, secured by land and buildings.                  $          3,627,428  $          3,756,533

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 27, 2003.  At
December 31, 2001, the interest rate was 6.0%.                      24,169                    --

Note payable to a bank, bearing interest at the Prime
Rate, but not less than 6.0%, due March 27, 2003.  At
December 31, 2001, the interest rate was 6.0%.                       8,181                    --
                                                         -----------------    ------------------

                                                      $          3,659,778  $          3,756,533
                                                         =================    ==================

The mortgage is payable in monthly aggregate installments of $33,467 which includes principal and interest.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2002                 $                     165,397
                2003                                       155,364
                2004                                       160,841
                2005                                       173,193
                2006                                       186,366
             Thereafter                                  2,818,617
                                       ---------------------------

                                     $                   3,659,778
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $3,739,000.

Note 6 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from our residential properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                 For the Years Ended December 31,
                                                       ---------------------------------------------------
                                                            2001              2000             1999
                                                       ----------------  ---------------  ----------------
Property management fees                              $          78,563 $         83,823 $         85,781
                                                       ----------------  ---------------  ---------------

Property management                                             154,611          138,777          129,491
Leasing                                                          27,450           25,057           40,017
Administrative - operating                                       70,865           70,758           76,802
Other                                                             1,438            1,209               87
                                                       ----------------  ---------------  ---------------

     Total operating expenses - affiliated                      254,364          235,801          246,397
                                                       ----------------  ---------------  ---------------

Professional and administrative expenses - affiliated           109,311           85,611           73,290
                                                       ----------------  ---------------  ---------------

Repairs and maintenance fees                                      2,150            9,340            6,029
Construction management                                             600              116               --
                                                       ----------------  ---------------  ---------------

     Total related party transactions capitalized                 2,750            9,456            6,029
                                                       ----------------  ---------------  ---------------

     Total related party transactions                 $         444,988 $        414,691 $        411,497
                                                       ================  ===============  ===============

Note 7 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or on properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2001.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

We plan to replace the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management reassessed the useful lives of the roof assets and adjusted them accordingly. The adjustment resulted in an approximate $48,000 increase in depreciation expense in 2001. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2001 one building has had the roof replaced. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building).

We have also begun the renovation of the community clubhouse at The Willows of Plainview Apartments. It is currently estimated that the total costs for the renovation will be approximately $500,000, with The Park at The Willows' share being approximately $60,000. The renovation is expected to be completed in March 2002.

Note 8 - Segment Reporting

Our reportable operating segments include only one segment - Residential Real Estate Operations.

Note 9 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        402,169 $         406,864 $        408,705 $         403,713
Total expenses                                448,317           445,857          443,939           440,683
Net loss                                      (46,148)          (38,993)         (35,234)          (36,970)
Net loss allocated to the
  limited partners                            (45,687)          (38,603)         (34,882)          (36,600)
Net loss per limited
  partnership Interest                          (0.08)            (0.07)           (0.06)            (0.07)

The information presented in the table below is based on previously filed 10-Q and 10-K reports which were prepared using the proportionate consolidation method. See Note 1A for further information regarding our change from the proportionate consolidation method to the equity method.

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2000                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        461,295 $         498,912 $        500,471 $         476,181
Total expenses                                464,151           455,074          541,673           446,912
Net (loss) income                              (2,856)           43,838          (41,202)           29,269
Net (loss) income allocated to the
  limited partners                             (2,827)           43,400          (40,790)           28,976
Net (loss) income per limited
  partnership Interest                          (0.01)             0.08            (0.07)             0.05

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Blankenbaker Business Center Joint Venture:

We have audited the accompanying balance sheets of Blankenbaker Business Center Joint Venture as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Blankenbaker Business Center Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Blankenbaker Business Center Joint Venture as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000

                                                                    2001                  2000
                                                              ------------------    -----------------

ASSETS
Cash and equivalents                                        $             59,123 $             52,019
Cash and equivalents - restricted                                          9,597                5,858
Accounts receivable                                                       60,238               31,931
Land, buildings and amenities, net                                     3,318,229            3,504,498
Other assets                                                             150,699              189,795
                                                              ------------------    -----------------

     TOTAL ASSETS                                           $          3,597,886 $          3,784,101
                                                              ==================    =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage payable                                            $          2,235,829 $          2,697,393
Accounts payable                                                          59,223              215,135
Other liabilities                                                         53,423               54,037
                                                              ------------------    -----------------

     TOTAL LIABILITIES                                                 2,348,475            2,966,565

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                       1,249,411              817,536
                                                              ------------------    -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $          3,597,886 $          3,784,101
                                                              ==================    =================

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                    2001            2000           1999
                                                -------------  --------------  -------------
REVENUES
Rental income                                 $       934,612 $       907,614 $      914,503
Interest and other income                                 553             486             23
                                                -------------  --------------  -------------

     TOTAL REVENUES                                   935,165         908,100        914,526

EXPENSES
Operating expenses                                     92,516         100,128         50,572
Operating expenses - affiliated                        36,062          33,802         62,946
Loss on disposal of assets                                 --             242             --
Interest expense                                      217,369         255,004        289,549
Management fees                                        56,110          54,486         53,825
Real estate taxes                                      49,412          54,677         55,850
Professional and administrative expenses -
 affiliated                                                --         200,000        210,000
Depreciation and amortization                         204,683         204,296        204,501
                                                -------------  --------------  -------------

     TOTAL EXPENSES                                   656,152         902,635        927,243
                                                -------------  --------------  -------------

Net income (loss)                             $       279,013 $         5,465 $      (12,717)
                                                =============  ==============  =============

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                   Partners' Equity
                                                 ----------------------
Balances at December 31, 1998                   $               487,142

  Net loss                                                      (12,717)

  Distributions                                                 (50,974)

  Capital contributions                                         210,328
                                                 ----------------------

Balances at December 31, 1999                                   633,779

  Net income                                                      5,465

  Distributions                                                 (41,398)

  Capital contributions                                         219,690
                                                 ----------------------

Balances at December 31, 2000                                   817,536

  Net income                                                    279,013

  Distributions                                                 (47,138)

  Capital contributions                                         200,000
                                                 ----------------------

Balances at December 31, 2001                   $             1,249,411
                                                 ======================
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                2001           2000            1999
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $      279,013 $        5,465 $       (12,717)
Adjustments to reconcile net income (loss) to net
 cash  provided by operating activities:
   Loss on disposal of assets                                          --            242              --
   Depreciation and amortization                                  244,137        211,745         211,933
   Changes in assets and liabilities:
     Cash and equivalents - restricted                             (3,739)        33,260            (638)
     Accounts receivable                                          (28,307)       (31,931)        (17,455)
     Other assets                                                    (358)        30,608          32,220
     Accounts payable                                            (155,912)        (9,550)         32,250
     Other liabilities                                               (614)        44,716         (12,336)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    334,220        284,555         233,257
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and amenities                       (18,414)            --              --
                                                            -------------  -------------  --------------

     Net cash used in investing activities                        (18,414)            --              --
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                           (461,564)      (424,080)       (389,639)
Cash distributions                                                (47,138)       (41,398)        (50,974)
Capital contributions                                             200,000        219,690         210,328
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (308,702)      (245,788)       (230,285)
                                                            -------------  -------------  --------------

     Net increase in cash and equivalents                           7,104         38,767           2,972

CASH AND EQUIVALENTS, beginning of year                            52,019         13,252          10,280
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $       59,123 $       52,019 $        13,252
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      211,572 $      256,506 $       290,929
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

Note 1 - Significant Accounting Policies

A) Organization

Blankenbaker Business Center Joint Venture (the "Joint Venture") was organized on December 28, 1990, by NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture Agreement was amended to admit NTS-Properties IV to the Joint Venture. The terms "we," "us" or "our," as the context requires, may refer to the Joint Venture or its interests in this property.

B) Properties

Blankenbaker Business Center Joint Venture owns Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet located in Louisville, Kentucky.

C) Allocation of Net Income (Loss) and Cash Distributions

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii), and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners.

Net income or net loss is allocated between the partners in accordance with their respective percentage interests pursuant to the Joint Venture agreement.

D) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E) Reclassifications of 2000 and 1999 Financial Statements

Certain reclassifications have been made to the December 31, 2000 and 1999 financial statements to conform with December 31, 2001 classifications. These reclassifications have no effect on previously reported operations or partners' equity.

F) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for property taxes in accordance with the loan agreement.

G) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost to the Joint Venture. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements and 5-30 years for building and improvements and the applicable lease term for tenant improvements. The aggregate cost of Blankenbaker Business Center 1A for federal tax purposes as of December 31, 2001 is approximately $7,373,000.

Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the years ended December 31, 2001, 2000 and 1999 did not result in an impairment loss.

H) Revenue Recognition - Rental Income and Capitalized Leasing Costs

For financial reporting purposes, the income from commercial leases is recognized on a straight-line basis over the lease term. There was no accrued income connected with commercial leases as of December 31, 2001 and 2000, due to the renewal lease having no scheduled and specified rent increases. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term.

I) Advertising

The Joint Venture expenses advertising costs as incurred. Advertising expense was immaterial to the Joint Venture during the years ended December 31, 2001, 2000 and 1999.

J) Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," effective for financial statements issued for fiscal years beginning after December 15, 2001. We will subject our financial statements to the standards of SFAS No. 144 when applicable.

Note 2 - Concentration of Credit Risk

The Joint Venture owns and operates a commercial property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area.

Note 3 - Land, Buildings and Amenities

The following schedule provides an analysis of the Joint Venture investment in property held for lease as of December 31:

                                              2001                 2000
                                       ------------------   ------------------
Land and improvements                $          2,236,516 $          2,232,929
Building and improvements                       5,136,118            5,121,291
                                       ------------------   ------------------

                                                7,372,634            7,354,220

Less accumulated depreciation                   4,054,405            3,849,722
                                       ------------------   ------------------

                                     $          3,318,229 $          3,504,498
                                       ==================   ==================

Note 4 - Mortgage Payable

Mortgage payable as of December 31 consist of the following:

                                                                2001                  2000
                                                         -----------------    ------------------
Mortgage payable to an insurance company, bearing
interest  at a fixed rate of 8.5%, due November 15,
2005, secured by land and buildings.                  $          2,235,829  $          2,697,393
                                                         -----------------    ------------------

                                                      $          2,235,829  $          2,697,393
                                                         =================    ==================

The mortgage is payable in monthly aggregate installments of $60,692 (includes principal, interest and tax).

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
---------------------------------      ---------------------------
                2002                  $                    502,363
                2003                                       546,767
                2004                                       595,096
                2005                                       591,603
                                       ---------------------------

                                      $                  2,235,829
                                       ===========================

Based on the borrowing rates currently available to the Joint Venture for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $2,278,000.

Note 5 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on the noncancellable operating lease:

For the Years Ended December 31,                 Amount
---------------------------------      ---------------------------
                2002                  $                    752,787
                2003                                       752,787
                2004                                       752,787
                2005                                       439,126
                                       ---------------------------

                                      $                  2,697,487
                                       ===========================

Note 6 - Related Party Transactions

Pursuant to an agreement with the partnerships which formed the Blankenbaker Business Center Joint Venture, NTS Development Company, an affiliate of the General Partners of the partnerships, receives property management fees on a monthly basis. The fee is equal to 6% of the gross revenues from the partnerships' commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Blankenbaker Business Center Joint Venture was charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000 and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The professional and administrative expenses - affiliated includes a cost recovery to provide for expenditures made on the Joint Venture's behalf.

                                                                   For the Years Ended December 31,
                                                       ------------------------------------------------------
                                                             2001               2000              1999
                                                       -----------------  -----------------  --------------
Property management fees                              $           56,110 $           54,486 $       53,825
                                                       -----------------  -----------------  -------------

Property management                                               20,091             15,563         42,603
Leasing                                                            5,106                 --            250
Administrative - operating                                         9,903             17,268         19,133
Other                                                                962                971            960
                                                       -----------------  -----------------  -------------

     Total operating expenses - affiliated                        36,062             33,802         62,946
                                                       -----------------  -----------------  -------------

Professional and administrative expenses - affiliated                 --            200,000        210,000
                                                       -----------------  -----------------  -------------

     Total related party transactions                 $           92,172 $          288,288 $      326,771
                                                       =================  =================  =============

Note 7 - Commitments and Contingencies

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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against the General Partner of NTS-Properties Associates VII, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of the General Partner of NTS-Properties Associates VII. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. The General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2001.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the recent event on September 11, 2001 affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

Note 8 - Segment Reporting

The Joint Venture's reportable operating segments include only one segment - Commercial Real Estate Operations.

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we have no directors or officers as such. Management is the responsibility of our General Partner, NTS-Properties Associates VII. We have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates VII are as follows:

J. D. Nichols

Mr. Nichols (age 60) is the managing General Partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Mr. Lavin (age 48), President of NTS Corporation and NTS Development Company, joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc., and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios. Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He has served as a Director of the Louisville Apartment Association. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, and council member of the Urban Land Institute. He currently serves on the University of Louisville Board of Overseers and is on the Board of Directors of the National Multi-Housing Council and the Louisville Science Center.

Gregory A. Wells

Mr. Wells (age 43), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July, 1999. From May 1998 through July 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc., Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial rental real estate, managed property, building and suite renovations, out of ground commercial and residential construction and third party management. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom Systems, Inc. a subsidiary of the Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells attended George Mason University, where he received a Bachelor's Degree in Business Administration. Mr. Wells is a Certified Public Accountant in Virginia and Kentucky and is active in various charitable and philanthropic endeavors in the Louisville and Indianapolis areas.

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 6 to the Financial Statements which describes the calculations of these fees and sets forth transactions with affiliates of our General Partner for the years ended December 31, 2001, 2000 and 1999.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Note 1E to the Financial Statements which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership Interests as of January 31, 2002.

ORIG, LLC	167,709 Interests (30.37%)
10172 Linn Station Rd.
Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J. D. Nichols (1%), Barbara M. Nichols (J.D. Nichols' wife) (74%), and Brian F. Lavin (25%). J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates VII, our General Partner.

Our General Partner is NTS-Properties Associates VII, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The general partners of our General Partner and their total respective interests in NTS-Properties Associates VII are as follows:

J. D. Nichols	36.05%
10172 Linn Station Rd.
Louisville, Kentucky 40223

NTS Capital Corporation	11.95%
10172 Linn Station Rd.
Louisville, Kentucky 40223

The remaining 52.00% interests are owned by various limited partners of NTS-Properties Associates VII.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the "SEC"). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, that no additional forms were required for those persons.

Item 13 - Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% of gross revenues from the residential properties. Also pursuant to an agreement with us, NTS Development Company receives a repair and maintenance fee equal to 5.9 % of costs incurred which relates to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2001, 2000, and 1999. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

These charges were as follows:

                                                              For the Years Ended December 31,
                                                       -----------------------------------------------
                                                            2001             2000            1999
                                                       ---------------  ---------------  ------------
Property management fees                              $         78,563 $         83,823 $     85,781
                                                       ---------------  ---------------  -----------

Property management                                            154,611          138,777      129,491
Leasing                                                         27,450           25,057       40,017
Administrative - operating                                      70,865           70,758       76,802
Other                                                            1,438            1,209           87
                                                       ---------------  ---------------  -----------

     Total operating expenses - affiliated                     254,364          235,801      246,397
                                                       ---------------  ---------------  -----------

Professional and administrative expenses - affiliated          109,311           85,611       73,290
                                                       ---------------  ---------------  -----------

Repairs and maintenance fees                                     2,150            9,340        6,029
Loan costs                                                          --               --           --
Construction management                                            600              116           --
                                                       ---------------  ---------------  -----------

     Total related party transactions capitalized                2,750            9,456        6,029
                                                       ---------------  ---------------  -----------

     Total related party transactions                 $        444,988 $        414,691 $    411,497
                                                       ===============  ===============  ===========

Our affiliate, ORIG, LLC has participated in tender offers for our Interests. See Item 7 and Item 8, Note - 3 for additional information on these tender offers.

PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1 - Financial Statements

The financial statements for the years ended December 31, 2001, 2000, and 1999, along with the report from Arthur Andersen LLP dated March 21, 2002, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	57-58

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.		Page No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties VII, Ltd.,
a Florida limited partnership.

10.	Property Management and Construction Agreement	*
between NTS Development Company and
NTS-Properties VII, Ltd.

99a.	Management's letter to the Securities and Exchange	**
Commission regarding representations received from
Arthur Andersen LLP.

99b.	Complete appraisal in a summary appraisal report	***
for Blankenbaker Center 1A with the effective
date of December 31, 2001.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987
(effective October 29, 1987) under Commission File No. 33-14308.

**	Included with this Form 10-K as Exhibit 99a.

***	Incorporated by reference to documents filed by NTS-Properties Plus Ltd. with the Securities and Exchange Commission in connection with the filing of the Information Statement pursuant to Section 14(c) of the Securities Act of 1934 on March 15, 2002 under Commission File No.
000-18952.

4 - Reports on Form 8-K

None.

NTS-PROPERTIES VII, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2001

                                                                     Park Place
                                                  The Park at        Apartments
                                                  the Willows         Phase II            Total
                                                ---------------    ---------------   ---------------
Encumbrances                                         None                (A)

Initial cost to partnership:
  Land                                        $         457,048  $       2,616,693  $      3,073,741
  Buildings and improvements                          2,091,968          7,692,119         9,784,087

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                     100,993            259,741           360,734

Gross amount at which carried
  December 31, 2001 (B):
    Land                                      $         458,517  $       2,631,563  $      3,090,080
    Buildings and improvements                        2,191,492          7,936,990        10,128,482
                                                ---------------    ---------------   ---------------

     Total                                    $       2,650,009  $      10,568,553  $     13,218,562
                                                ===============    ===============   ===============

Accumulated depreciation                      $       1,135,721  $       4,361,106  $      5,496,827
                                                ===============    ===============   ===============

Date of construction                                  N/A               02/90

Date acquired                                        05/88               N/A

Life at which depreciation in latest
  income statement is computed                        (C)                (C)
  First mortgage held by an insurance company.
  Aggregate cost of real estate for tax purposes is approximately $12,750,000.
  Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements, and 5-30 years for amenities.
  Reconciliation, net of accumulated depreciation, to financial statements:

Total gross cost at December 31, 2001                                            $     13,218,562
Additions to Partnership for computer hardware and software in 1998                         8,797
Additions to Partnership for computer hardware and software in 1999                         9,144
                                                                                  ---------------

Balance at December 31, 2001                                                           13,236,503
Less accumulated depreciation                                                           5,496,827
Less accumulated depreciation for Partnership computer hardware and software                8,971
                                                                                  ---------------

Land, buildings and amenities, net at December 31, 2001                          $      7,730,705
                                                                                  ===============

NTS-PROPERTIES VII, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances at December 31, 1998                 $         12,970,142 $          4,369,062

Additions during period:
  Improvements                                             120,326                   --
  Depreciation                                                  --              394,350

Deductions during period:
  Retirements                                               (5,570)              (5,570)
                                                ------------------   ------------------

Balances at December 31, 1999                           13,084,898            4,757,842

Additions during period:
  Improvements                                             199,637                   --
  Depreciation                                                  --              380,889

Deductions during period:
  Retirements                                              (97,760)             (40,411)
                                                ------------------   ------------------

Balances at December 31, 2000                           13,186,775            5,098,320

Additions during period:
  Improvements                                             146,618                   --
  Depreciation                                                  --              452,914

Deductions during period:
  Retirements                                              (96,890)             (45,436)
                                                ------------------   ------------------

Balances at December 31, 2001                 $         13,236,503 $          5,505,798
                                                ==================   ==================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES VII, LTD

By:	NTS-Properties Associates VII,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: March 29, 2002

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
NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.