Form 10-Q
period 2002-03-31
NTS PROPERTIES VII LTD/FL
filed 2002-05-14
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD.

Incorporated pursuant to the Laws of the State of Florida

Internal Revenue Service - Employer Identification No. 61-1119232

10172 Linn Station Road, Louisville, Kentucky 40223

(502) 426-4800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.               Yes |X|      No |   |

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership Interests.

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of March 31, 2002	3

	Statements of Operations for the Three Months
	Ended March 31, 2002 and 2001	4

	Statements of Cash Flows for the Three Months
	Ended March 31, 2002 and 2001	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2002                     2001*
                                                              -------------------      -------------------
                                                                  (UNAUDITED)

ASSETS
------
Cash and equivalents                                         $            428,799     $            431,232
Cash and equivalents - restricted                                          23,850                   23,568
Accounts receivable                                                           215                    1,173
Land, buildings and amenities, net                                      7,646,025                7,730,705
Investment in and advances to joint venture                               593,878                  572,171
Other assets                                                               70,747                   62,034
                                                              -------------------      -------------------

     TOTAL ASSETS                                            $          8,763,514     $          8,820,883
                                                              ===================      ===================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage and notes payable                                   $          3,618,590     $          3,659,778
Accounts payable                                                          102,110                   97,604
Security deposits                                                          23,850                   23,375
Other liabilities                                                          28,821                    8,686
                                                              -------------------      -------------------

     TOTAL LIABILITIES                                                  3,773,371                3,789,443

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                        4,990,143                5,031,440
                                                              -------------------      -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                       $          8,763,514     $          8,820,883
                                                              ===================      ===================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                    Limited             General
                                                    Partners            Partner               Total
                                               ------------------  ------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of  offering costs $        10,935,700 $               100 $         10,935,800
Net loss - prior years                                 (2,696,552)            (27,237)          (2,723,789)
Net loss - current year                                   (40,884)               (413)             (41,297)
Cash distributions declared to date                    (2,717,046)            (27,445)          (2,744,491)
Repurchase of limited partnership Interests              (436,080)                 --             (436,080)
                                               ------------------  ------------------  -------------------

BALANCES AT MARCH 31, 2002                    $         5,045,138 $           (54,995)$          4,990,143
                                               ==================  ==================  ===================

*     Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2002                     2001
                                                              -------------------      -------------------

REVENUES
--------
Rental income                                                $            357,561     $            379,365
Interest and other income                                                   1,444                    4,511
Income from investment in joint venture                                    21,707                   18,293
                                                              -------------------      -------------------

     TOTAL REVENUES                                                       380,712                  402,169
                                                              -------------------      -------------------

EXPENSES
--------
Operating expenses                                                         84,242                   93,591
Operating expenses - affiliated                                            58,883                   58,840
Loss on disposal of assets                                                     --                   43,685
Interest expense                                                           66,846                   68,044
Management fees                                                            18,146                   19,827
Real estate taxes                                                          20,652                   22,452
Professional and administrative expenses                                   19,658                   19,667
Professional and administrative expenses - affiliated                      28,663                   24,284
Depreciation and amortization                                             124,919                   97,927
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                       422,009                  448,317
                                                              -------------------      -------------------

Net loss                                                     $            (41,297)    $            (46,148)
                                                              ===================      ===================

Net loss allocated to the limited partners                   $            (40,884)    $            (45,687)
                                                              ===================      ===================

Net loss per limited partnership Interest                    $              (0.07)    $              (0.08)
                                                              ===================      ===================

Weighted average number of limited partnership Interests                  552,236                  553,236
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                      2002                       2001
                                                               -------------------        -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                     $             (41,297)     $             (46,148)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Loss on disposal of assets                                                  --                     43,685
    Depreciation and amortization                                          125,699                     98,706
    Income from investment in joint venture                                (21,707)                   (18,293)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                       (282)                       750
      Accounts receivable                                                      958                     62,023
      Other assets                                                          (9,493)                     2,859
      Accounts payable                                                       4,506                     24,020
      Security deposits                                                        475                        875
      Other liabilities                                                     20,135                     21,708
                                                               -------------------        -------------------

     Net cash provided by operating activities                              78,994                    190,185

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Additions to land, buildings and amenities                                 (40,239)                   (49,378)
Investment in and advances to joint venture                                     --                    (55,299)
                                                               -------------------        -------------------

     Net cash used in investing activities                                 (40,239)                  (104,677)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from notes payable                                                     --                     51,060
Principal payments on mortgage and notes payable                           (41,188)                   (32,346)
                                                               -------------------        -------------------

     Net cash (used in) provided by  financing activities                  (41,188)                    18,714

     Net (decrease) increase in cash and equivalents                        (2,433)                   104,222

CASH AND EQUIVALENTS, beginning of period                                  431,232                    307,173
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             428,799      $             411,395
                                                               ===================        ===================

Interest paid on a cash basis                                $              66,185      $              68,835
                                                               ===================        ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements and schedules included herein should be read in conjunction with NTS-Properties VII, Ltd's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the  three months ended March 31, 2002 and 2001.

Note 1 - Consolidation Policy and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. The less than 50% owned joint venture is accounted for under the equity method. As used in this Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint venture.

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

Note 3 - Concentration of Credit Risk

We own and operate, through a joint venture, a commercial rental property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. We also own and operate apartment communities in Louisville and Lexington, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. The total cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of March 31, 2002, approximately $351,000 was transferred into the investment.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds reserved by us for the repurchase of limited partnership Interests.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation, to us. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of our properties for federal tax purposes is approximately $12,750,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended March 31, 2002, did not result in an impairment loss.

Note 7 - Investment in Joint Venture

Blankenbaker Business Center Joint Venture (the "Joint Venture') was organized on December 28, 1990, by us and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our General Partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

For the three months ended March 31, 2002 and 2001, Blankenbaker Business Center 1A had total revenues of $240,098 and $238,497, respectively, and net income of $69,264 and $65,954, respectively.

Note 8 - Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                          March 31,                 December 31,
                                                             2002                       2001
                                                      ------------------         -------------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.   $           3,592,757       $           3,627,428

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.00%, due March
27, 2003. At March 31, 2002, the interest rate was
6.00%.                                                            19,300                      24,169

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.00%, due March
27, 2003. At March 31, 2002, the interest rate was
6.00%.                                                             6,533                       8,181
                                                      ------------------         -------------------

                                                   $           3,618,590       $           3,659,778
                                                      ==================         ===================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt is approximately $3,697,000.

Note 9 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our residential properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relate to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2002                    2001
                                                         ------------------      -------------------

Property management fees                              $              18,146    $              19,827
                                                         ------------------      -------------------

Property management                                                  34,885                   34,964
Leasing                                                               4,864                    6,398
Administrative - operating                                           18,797                   17,120
Other                                                                   337                      358
                                                         ------------------      -------------------

     Total operating expenses - affiliated                           58,883                   58,840
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                28,663                   24,284
                                                         ------------------      -------------------

Repairs and maintenance fees                                          2,015                    1,436
Construction management                                                 900                       --
                                                         ------------------      -------------------

     Total related party transactions capitalized                     2,915                    1,436
                                                         ------------------      -------------------

Total related party transactions                      $             108,607    $             104,387
                                                         ==================      ===================
Notes 10 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and intends to vigorously defend it. No amounts have been accrued as a liability for this action in our financial statements at March 31, 2002.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein. However, due to the event on September 11, 2001, affecting the insurance industry, we are unable to determine at what price we will be able to renew our insurance coverage when the current policies expire in September 2002, or if the coverage available will be adequate.

We plan to replace the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $23,000 increase in depreciation expense for the three months ended March 31, 2002. We do not have sufficient working capital to make all the roof replacements at one time. As of March 31, 2002, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building).

Note 11 - Segment Reporting

Our reportable operating segments include only one segment - Residential Real Estate Operations.

Note 12 - Subsequent Event

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed a tender offer with the Securities and Exchange Commission, to purchase up to 20,000 of the limited partnership Interests at a price of $6.00 per Interest as of the date of the tender offer. Approximately $130,000 ($120,000 to purchase 20,000 Interests plus approximately $10,000 for expenses associated with the tender offer) is required to purchase all 20,000 Interests. If more than 20,000 Interests are tendered, ORIG may choose to acquire the additional Interests on a pro rata basis. Interests acquired by ORIG will be held by it. The tender offer will expire on August 16, 2002 unless extended. We are not participating in this tender offer.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

A critical accounting policy, for our business, is the assumption that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected. This would result in the impairment of the respective properties' assets in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long- Lived Assets."

Cautionary Statements

Some of the statements included in this Item 2 may be considered "forward-looking statements" since such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect," indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

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
  the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and
  the risk of revised zoning laws, taxes and utilities regulations as well as municipal mergers of local governmental entities.
Occupancy Levels

The occupancy levels at our properties and joint venture as of March 31, 2002 and 2001 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                      -------------------------------------------------
                                                              2002                         2001
                                                      --------------------          -------------------
Wholly-Owned Properties
-----------------------

The Park at the Willows (1)                                   71%                           90%
Park Place Apartments Phase II (2)                            78%                           75%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus, Ltd.
-------------------------------------------
(Ownership % at March 31, 2002)
-------------------------------

Blankenbaker Business Center 1A (31.34%)                      100%                         100%
  In our opinion, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Park Place Apartments Phase II has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.

The average occupancy levels at our properties and joint venture during the three months ended March 31, 2002 and 2001 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                      -------------------------------------------------
                                                             2002                          2001
                                                      -------------------           -------------------
Wholly-Owned Properties
-----------------------

The Park at the Willows (1)                                   72%                           92%
Park Place Apartments Phase II (2)                            77%                           76%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus, Ltd.
-------------------------------------------
(Ownership % at March 31, 2002)
-------------------------------

Blankenbaker Business Center 1A (31.34%)                     100%                          100%
  In our opinion, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Park Place Apartments Phase II has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.
Rental and Other Income

Rental and other income generated by our properties and joint venture for the three months ended March 31, 2002 and 2001 were as follows:

                                                                 Three Months Ended
                                                                     March 31,
                                                   ----------------------------------------------
Wholly-Owned Properties                                   2002                       2001
-----------------------                            -------------------        -------------------

The Park at the Willows                           $             70,631       $             90,506
Park Place Apartments Phase II                    $            287,224       $            290,180

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus, Ltd.
-------------------------------------------
(Ownership % at March 31, 2002)
-------------------------------

Blankenbaker Business Center 1A (31.34%)          $            240,098       $            238,497

Current occupancy levels are considered adequate to continue the operation of our properties without the need of additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of our current debt financings.

Results of Operatisons

If there has not been a material change in an item from March 31, 2001 to March 31, 2002, we have omitted any discussion concerning that item.

Rental Income

Rental income decreased approximately $22,000, or 6%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is primarily a result of decreased average occupancy at The Park at the Willows.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

Operating Expenses

Operating expenses decreased approximately $9,000, or 10%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is primarily a result of decreased repairs and maintenance costs (mainly interior painting, wall covering and floor covering due to the preparation of vacant units for occupancy), decreased utilities and decreased advertising costs at Park Place Apartments Phase II. The decrease is partially offset by increased landscaping costs at The Park at the Willows.

The Loss on Disposal of Assets

The loss on disposal of assets of approximately $44,000 for the three months ended March 31, 2001, is due to retiring assets for Park Place Apartments Phase II, that were not fully depreciated, as a result of the exterior paint and repair project.

Depreciation Expense

Depreciation expense increased approximately $27,000, or 28%, for the three months ended March 31, 2002, as compared to the same period in 2001. The increase is primarily due to management's change in the estimated useful life of all of the roof assets at Park Place Apartments Phase II in July 2001. The increase is also due to building improvements (exterior repair and paint project and intrusion alarms), water meter installations, clubhouse and fitness center remodeling at Park Place Apartments Phase II (all net of retirements).

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                  Three Months Ended
                                                                       March 31,
                                                      -------------------------------------------
                                                             2002                    2001
                                                      -------------------     -------------------
Operating activities                                 $             78,994    $            190,185
Investing activities                                              (40,239)               (104,677)
Financing activities                                              (41,188)                 18,714
                                                      -------------------     -------------------

     Net (decrease) increase in cash and equivalents $             (2,433)   $            104,222
                                                      ===================     ===================

Net cash provided by operating activities decreased approximately $111,000, or 58%, for the three months ended March 31, 2002, as compared to the same period in 2001. The decrease is primarily driven by the changes in accounts receivable and accounts payable.

The decrease of approximately $64,000, or 62%, in net cash used in investing activities for the three months ended March 31, 2002, as compared to the same period in 2001, was mainly the result of the changes in investments in and advances to the joint venture.

The increase of approximately $60,000 in net cash used in financing activities for the three months ended March 31, 2002, was primarily due to loan proceeds received in 2001. In 2001 two notes payable were made for approximately $51,000.

Due to the fact that no distributions were made during the three months ended March 31, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital on a GAAP basis has been omitted.

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet our needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $428,799 at March 31, 2002.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $23,000 increase in depreciation expense for the three months ended March 31, 2002. We do not have sufficient working capital to make all of the roof replacements at one time. As of March 31, 2002, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building). No roof replacements have been budgeted in 2002, as no failures are anticipated. Roof replacements will be made as each roof fails and as working capital permits.

Blankenbaker Business Center 1A is expected to require a new roof in 2002. The roof replacement is expected to cost approximately $190,000. Our share of this cost is expected to be approximately $60,000.

Future liquidity will also be affected by increased insurance expense. We have budgeted for an increase of approximately 25% upon renewal of our policies in September 2002, as compared to 2001.

In an effort to continue to improve occupancy levels at our residential properties, we have an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and works with current residents on lease renewals.

The lease at Blankenbaker Business Center 1A provides for the tenant to contribute toward the payment of common area expenses, insurance, utilities and real estate taxes. These lease provisions, along with the fact that apartment leases are generally for a period of one year, should protect our operations from the impact of inflation and changing prices.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our two notes payable bear interest at the Prime Rate. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $203,000 decrease in the fair value of debt.

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

Date: May 14, 2002