Form 10-Q
period 2002-06-30
NTS PROPERTIES VII LTD/FL
filed 2002-08-14
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of June 30, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of June 30, 2002	3

	Statements of Operations for the Three Months and
	Six Months Ended June 30, 2002 and 2001	4

	Statements of Cash Flows for the Six Months Ended
	June 30, 2002 and 2001	5

	Notes to Financial Statements	6-10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

Signatures		19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                 As of              As of
                                                               June 30,          December 31,
                                                                 2002               2001*
                                                           -----------------  ------------------
                                                              (UNAUDITED)

ASSETS
------
Cash and equivalents                                      $          437,504 $           431,232
Cash and equivalents - restricted                                     27,250              23,568
Accounts receivable                                                    6,156               1,173
Land, buildings and amenities, net                                 7,528,887           7,730,705
Investment in and advances to joint venture                          619,480             572,171
Other assets                                                          57,984              62,034
                                                           -----------------  ------------------

     TOTAL ASSETS                                         $        8,677,261 $         8,820,883
                                                           =================  ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage and notes payable                                $        3,578,113 $         3,659,778
Accounts payable                                                      54,110              97,604
Security deposits                                                     27,250              23,375
Other liabilities                                                     74,704               8,686
                                                           -----------------  ------------------

     TOTAL LIABILITIES                                             3,734,177           3,789,443

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                   4,943,084           5,031,440
                                                           -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $        8,677,261 $         8,820,883
                                                           =================  ==================

STATEMENT OF PARTNERS' EQUITY (UNAUDITED)

                                                   Limited             General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of offering costs  $       10,935,700   $             100   $      10,935,800
Net loss - prior years                                (2,696,552)            (27,237)         (2,723,789)
Net loss - current year                                  (87,472)               (884)            (88,356)
Cash distributions declared to date                   (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership Interests             (436,080)                 --            (436,080)
                                               -----------------    ----------------    ----------------

BALANCES AT JUNE 30, 2002                     $        4,998,550   $         (55,466)  $       4,943,084
                                               =================    ================    ================

*     Reference is made to the audited financial statements in Form 10-K as filed with the Securities and Exchange
       Commission on March 29, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended              Six Months Ended
                                                         June 30,                        June 30,
                                               ----------------------------   -----------------------------
                                                   2002           2001            2002            2001
                                               -------------  -------------   -------------   -------------

REVENUES
--------
Rental income                                 $      365,575 $      382,108  $      723,137  $      761,474
Interest and other income                              2,544          6,641           3,988          11,151
Income from investment in joint venture               25,602         18,115          47,309          36,409
Gain on sale of assets                                   293             --             293              --
                                               -------------  -------------   -------------   -------------

     TOTAL REVENUES                                  394,014        406,864         774,727         809,034
                                               -------------  -------------   -------------   -------------

EXPENSES
--------
Operating expenses                                    97,231        110,286         181,474         203,879
Operating expenses - affiliated                       61,864         68,781         120,747         127,621
Loss on disposal of assets                               450          6,106             450          49,791
Interest expense                                      67,559         69,803         134,405         137,847
Management fees                                       19,302         19,466          37,448          39,293
Real estate taxes                                     22,239         22,452          42,891          44,904
Professional and administrative expenses              18,825         22,337          38,483          42,001
Professional and administrative expenses -
  affiliated                                          28,444         26,066          57,107          50,351
Depreciation and amortization                        125,159        100,560         250,078         198,487
                                               -------------  -------------   -------------   -------------

     TOTAL EXPENSES                                  441,073        445,857         863,083         894,174
                                               -------------  -------------   -------------   -------------

Net loss                                      $      (47,059)$      (38,993) $      (88,356) $      (85,140)
                                               =============  =============   =============   =============

Net loss allocated to the limited  partners   $      (46,588)$      (38,603) $      (87,472) $      (84,289)
                                               =============  =============   =============   =============

Net loss per limited partnership Interest     $        (0.08)$        (0.07) $        (0.16) $        (0.15)
                                               =============  =============   =============   =============

Weighted average number of limited
  partnership Interests                              552,236        553,236         552,236         553,236
                                               =============  =============   =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30,
                                                          ---------------------------------------
                                                                2002                  2001
                                                          -----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                               $            (88,356) $            (85,140)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Loss on disposal of assets                                          450                49,791
    Gain on sale of assets                                             (293)                   --
    Depreciation and amortization                                   251,640               200,048
    Income from investment in joint venture                         (47,309)              (36,409)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                              (3,682)               (6,800)
      Accounts receivable                                            (4,983)               49,147
      Other assets                                                    2,489                14,745
      Accounts payable                                              (43,494)               19,300
      Security deposits                                               3,875                 1,950
      Other liabilities                                              66,018                46,995
                                                          -----------------    ------------------

     Net cash provided by operating activities                      136,355               253,627

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of assets                                            293                    --
Additions to land, buildings and amenities                          (48,711)              (77,534)
Investment in and advances to joint venture                              --               (53,943)
                                                          -----------------    ------------------

     Net cash used in investing activities                          (48,418)             (131,477)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from mortgage loan and notes payable                            --                51,060
Principal payments on mortgage and notes payable                    (81,665)              (69,812)
                                                          -----------------    ------------------

     Net cash used in financing activities                          (81,665)              (18,752)

     Net increase in cash and equivalents                             6,272               103,398

CASH AND EQUIVALENTS, beginning of period                           431,232               307,173
                                                          -----------------    ------------------

CASH AND EQUIVALENTS, end of period                    $            437,504  $            410,571
                                                          =================    ==================

Interest paid on a cash basis                          $            133,080  $            137,961
                                                          =================    ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS- Properties VII, Ltd's (the "Partnership") 2001 Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2002 and 2001.

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

Note 2 - Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of June 30, 2002, approximately $323,000 of said investment was included in cash and cash equivalents.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits and funds reserved by us for the repurchase of limited partnership Interests.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of our properties for federal tax purposes is approximately $12,750,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended June 30, 2002, did not result in an impairment loss.

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

For the three months ended June 30, 2002 and 2001, Blankenbaker Business Center 1A had total revenues of $237,347 and $232,199, respectively, and net income of $81,689 and $65,396, respectively.

For the six months ended June 30, 2002 and 2001, Blankenbaker Business Center 1A had total revenues of $477,444 and $470,695, respectively, and net income of $150,953 and $131,350, respectively.

Note 8 - Tender Offer

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

Note 9 - Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                           June 30,                 December 31,
                                                             2002                       2001
                                                      ------------------         -------------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.   $           3,558,888       $           3,627,428

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.00%, due March
27, 2003. At June 30, 2002, the interest rate was
6.00%.                                                            14,363                      24,169

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.00%, due March
27, 2003. At June 30, 2002, the interest rate was
6.00%.                                                             4,862                       8,181
                                                      ------------------         -------------------

                                                   $           3,578,113       $           3,659,778
                                                      ==================         ===================

As of June 30, 2002, the fair value of long-term debt is approximately $3,706,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

Note 10 - Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Six Months Ended
                                                                        June 30,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------

Property management fees                              $             37,448  $             39,293
                                                         -----------------    ------------------

Property management                                                 71,046                77,753
Leasing                                                             11,797                14,712
Administrative - operating                                          37,230                34,462
Other                                                                  674                   694
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         120,747               127,621
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               57,107                50,351
                                                         -----------------    ------------------

Repairs and maintenance fee                                          2,235                 1,436
Construction management                                              1,547                    --
                                                         -----------------    ------------------

     Total related party transactions capitalized                    3,782                 1,436
                                                         -----------------    ------------------

     Total related party transactions                 $            219,084  $            218,701
                                                         =================    ==================
Note 11 - Commitments and Contingencies

We, as an owner of real estate, are subject to various environmental laws of federal, state and local governments. Compliance by us with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at June 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the six months ended June 30, 2002, our share of these legal costs was approximately $12,000, which was expensed.

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

We plan to replace the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $48,000 increase in depreciation expense for the six months ended June 30, 2002. We do not have sufficient working capital to make all the roof replacements at one time. As of June 30, 2002, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building).

Note 12 - Segment Reporting

Our reportable operating segments include only one segment - Residential Real Estate Operations.

Note 13 - Subsequent Event

On August 7, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, filed an amendment to the May 10, 2002 tender offer filing. The amendment extended the tender offer expiration date from August 16, 2002 to September 16, 2002.

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
Occupancy Levels

The occupancy levels at our properties and joint venture as of June 30, 2002 and 2001 were as follows:

                                                             Six Months Ended June 30,
                                                      ----------------------------------------
                                                            2002                   2001
                                                      -----------------      -----------------
Wholly-Owned Properties
-----------------------

The Park at the Willows (1)                                  79%                    96%
Park Place Apartments Phase II (2)                           78%                    81%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus Ltd.
------------------------------------------
(Ownership % at June 30, 2002)
------------------------------

Blankenbaker Business Center 1A (31.34%)                    100%                   100%
  In the opinion of our General Partner, the decrease in occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Park Place Apartments Phase II has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.

The average occupancy levels at our properties and joint venture during the three months and six months ended June 30, 2002 and 2001 were as follows:

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                      ---------------------------     ---------------------------
                                                         2002            2001            2002            2001
                                                      -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

The Park at the Willows (1)                               80%             94%             76%             94%
Park Place Apartments Phase II (2)                        77%             79%             77%             77%

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus Ltd.
------------------------------------------
(Ownership % at June 30, 2002)
------------------------------

Blankenbaker Business Center 1A (31.34%)                 100%            100%            100%            100%
  In the opinion of our General Partner, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.
  Park Place Apartments Phase II has experienced low occupancy for the last two years. We are actively working on improving occupancy for 2002. Lowering rental rates on some apartments, implementing new promotions and offering additional services are some of the steps we are taking to increase occupancy.
Rental and Other Income

Rental and other income generated by our properties and joint venture for the three months and six months ended June 30, 2002 and 2001were as follows:

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                   ------------------------  ------------------------
                                                      2002         2001         2002         2001
                                                   -----------  -----------  -----------  -----------
Wholly-Owned Properties
-----------------------

The Park at the Willows                           $     80,027 $     92,731 $    150,657 $    183,237
Park Place Apartments Phase II                    $    287,157 $    292,186 $    574,381 $    582,366

Property Owned in Joint Venture with NTS-
-----------------------------------------
Properties IV and NTS-Properties Plus Ltd.
------------------------------------------
(Ownership % at June 30, 2002)
------------------------------

Blankenbaker Business Center 1A (31.34%)          $    237,347 $    232,199 $    477,444 $    470,695

Current occupancy levels are considered adequate to continue the operation of our properties without the need of additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of our current debt financings.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, ("ORIG") an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. NTS-Properties VII continues to hold a 31.34% interest in the Blankenbaker Business Center Joint Venture after the completion of the NTS-Properties Plus, Ltd./ORIG Merger. ORIG now holds a 39.05% interest in the Blankenbaker Business Center Joint Venture.

Results of Operations

If there has not been a material change in an item from June 30, 2001 to June 30, 2002, we have omitted any discussion concerning that item.

Rental Income

Rental income decreased approximately $38,000, or 5%, for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily a result of decreased average occupancy at The Park at the Willows.

Period-ending occupancy percentages represent occupancy only on a specific date; therefore, the above analysis considers average occupancy percentages which are more representative of the entire period's results.

Income From Investment in Joint Venture

Income from joint venture increased approximately $11,000, or 30%, for the six months ended June 30, 2002, as compared to the same period in 2001. The increase is the result of increased net income at Blankenbaker Business Center 1A.

Operating Expenses

Operating expenses decreased approximately $13,000, or 12%, and $22,000, or 11%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The decrease is primarily a result of decreased repairs and maintenance costs (mainly parking lot repairs and floor covering) and decreased advertising costs at Park Place Apartments Phase II and The Park at the Willows. The decrease is also due to decreased utilities at Park Place Apartments Phase II.

Loss on Disposal of Assets

The loss on disposal of assets of approximately $49,000 for the six months ended June 30, 2001, is due to retiring assets for Park Place Apartments Phase II, that were not fully depreciated, as a result of the exterior paint and repair project.

Depreciation Expense

Depreciation expense increased approximately $25,000, or 25%, and $52,000, or 26%, for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. The increase is primarily due to management's change in the estimated useful life of all of the roof assets at Park Place Apartments Phase II in July 2001. The increase is also due to building improvements (exterior remodeling, painting and intrusion alarms), water meter installations and clubhouse and fitness center remodeling at Park Place Apartments Phase II (all net of retirements).

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                   Six Months Ended
                                                                       June 30,
                                                      -------------------------------------------
                                                             2002                    2001
                                                      -------------------     -------------------
Operating activities                                 $            136,355    $            253,627
Investing activities                                              (48,418)               (131,477)
Financing activities                                              (81,665)                (18,752)
                                                      -------------------     -------------------

     Net increase in cash and equivalents            $              6,272    $            103,398
                                                      ===================     ===================

Net cash provided by operating activities decreased approximately $117,000, or 46%, for the six months ended June 30, 2002, as compared to the same period in 2001. The decrease is primarily driven by the changes in accounts receivable and accounts payable.

The decrease of approximately $83,000, or 63%, in net cash used in investing activities for the six months ended June 30, 2002, as compared to the same period in 2001, was primarily the result of the changes in investments in and advances to the joint venture and to a decrease in capital expenditures at Park Place Apartments Phase II, partially offset by increased capital expenditures at Park at the Willows.

The increase of approximately $63,000 in net cash used in financing activities for the six months ended June 30, 2002, was primarily due to loan proceeds received in 2001. The increase is also a result of the regular principal payments on the two notes payable made in 2001.

Due to the fact that no distributions were made during the six months ended June 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital on a GAAP basis has been omitted.

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet our needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $437,504 at June 30, 2002.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate $48,000 increase in depreciation expense for the six months ended June 30, 2002. We do not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2002, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building). No roof replacements have been budgeted in 2002, as no failures are anticipated. Roof replacements will be made as each roof fails and as working capital permits.

Blankenbaker Business Center 1A is expected to require a new roof in 2003. The roof replacement is expected to cost approximately $190,000. Our share of this cost is expected to be approximately $60,000.

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

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our two notes payable bear interest at the Prime Rate. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $201,000 decrease in the fair value of debt.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings
None.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:

      99.1     Certification of Chief Executive Officer of the General Partner
      99.2     Certification of Chief Financial Officer of the General Partner

b)   Reports on Form 8-K:

      Form 8-K was filed on May 29, 2002 to report in Item 4 that we have elected to change our independent public accountant. This Form 8-K was amended on June 12, 2002.

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

Date: August 14, 2002