Form 10-Q
period 2002-09-30
NTS PROPERTIES VII LTD/FL
filed 2002-11-14
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

TABLE OF CONTENTS

PART I

		Pages

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2002 and December 31, 2001	3

	Statement of Partners' Equity as of September 30, 2002	3

	Statements of Operations for the Three Months and
	Nine Months Ended September 30, 2002 and 2001	4

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2002 and 2001	5

	Notes to Financial Statements	6-11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II

Item 1.	Legal Proceedings	19

Item 2.	Changes in Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits and Reports on Form 8-K	19

Signatures		20

Certifications		21-22

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                 As of              As of
                                                             September 30,       December 31,
                                                                 2002               2001*
                                                           -----------------  ------------------
                                                              (UNAUDITED)

ASSETS
------
Cash and equivalents                                      $          485,661 $           431,232
Cash and equivalents - restricted                                     29,300              23,568
Accounts receivable                                                    4,496               1,173
Land, buildings and amenities, net                                 7,401,877           7,730,705
Investment in and advances to joint venture                          636,417             572,171
Other assets                                                          52,471              62,034
                                                           -----------------  ------------------

     TOTAL ASSETS                                         $        8,610,222 $         8,820,883
                                                           =================  ==================

LIABILITIES AND PARTNERS' EQUITY
--------------------------------
Mortgage and notes payable                                $        3,536,894 $         3,659,778
Accounts payable                                                      78,349              97,604
Security deposits                                                     29,300              23,375
Other liabilities                                                    108,123               8,686
                                                           -----------------  ------------------

     TOTAL LIABILITIES                                             3,752,666           3,789,443

COMMITMENTS AND CONTINGENCIES (Note 11)

PARTNERS' EQUITY                                                   4,857,556           5,031,440
                                                           -----------------  ------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                    $        8,610,222 $         8,820,883
                                                           =================  ==================

STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
--------------------------
Capital contributions, net of  offering costs $       10,935,700 $               100 $        10,935,800
Net loss - prior years                                (2,696,552)            (27,237)         (2,723,789)
Net loss - current year                                 (172,145)             (1,739)           (173,884)
Cash distributions declared to date                   (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership Interests             (436,080)                 --            (436,080)
                                               -----------------  ------------------  ------------------

BALANCES AT SEPTEMBER 30, 2002                $        4,913,877 $           (56,321)$         4,857,556
                                               =================  ==================  ==================

*     Reference is made to the audited financial statements in the Annual Report on Form 10-K as filed with the
       Securities and Exchange Commission on March 29, 2002.

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Nine Months Ended
                                                      September 30,                  September 30,
                                               ----------------------------  -----------------------------
                                                   2002           2001           2002            2001
                                               -------------  -------------  -------------   -------------

REVENUES
--------
Rental income                                 $      382,930 $      389,370 $    1,106,066  $    1,150,843
Interest and other income                              2,414            851          6,402          12,003
Income from investment in joint venture               21,365         18,484         68,674          54,893
Gain on sale of assets                                    71             --            364              --
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  406,780        408,705      1,181,506       1,217,739
                                               -------------  -------------  -------------   -------------

EXPENSES
--------
Operating expenses                                   124,711        107,599        306,182         311,479
Operating expenses - affiliated                       76,176         62,961        196,924         190,582
Loss on disposal of assets                             1,587             --          2,038          49,791
Interest expense                                      65,391         69,844        199,797         207,691
Management fees                                       19,582         20,102         57,030          59,396
Real estate taxes                                     22,241         21,888         65,132          66,791
Professional and administrative expenses              29,576         11,978         68,058          53,980
Professional and administrative expenses -
  affiliated                                          27,438         24,720         84,545          75,070
Depreciation and amortization                        125,606        124,847        375,684         323,334
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  492,308        443,939      1,355,390       1,338,114
                                               -------------  -------------  -------------   -------------

Net loss                                      $      (85,528)$      (35,234)$     (173,884) $     (120,375)
                                               =============  =============  =============   =============

Net loss allocated to the limited partners    $      (84,673)$      (34,882)$     (172,145) $     (119,171)
                                               =============  =============  =============   =============

Net loss per limited partnership Interest     $        (0.15)$        (0.06)$        (0.31) $        (0.22)
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership Interests                              552,236        553,236        552,236         553,236
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                     Nine Months Ended
                                                                       September 30,
                                                          ---------------------------------------
                                                                2002                  2001
                                                          -----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net loss                                                $          (173,884) $           (120,375)
Adjustments to reconcile net loss to net
  cash provided by operating activities:
    Provision for doubtful accounts                                      --                 2,487
    Write-off of uncollectible accounts receivable                       --                (1,151)
    Loss on disposal of assets                                        2,038                49,791
    Gain on sale of assets                                             (364)                   --
    Depreciation and amortization                                   378,025               325,673
    Income from investment in joint venture                         (68,674)              (54,893)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                              (5,732)               (6,000)
      Accounts receivable                                            (3,323)               60,388
      Other assets                                                    7,222                16,361
      Accounts payable                                              (19,255)               41,101
      Security deposits                                               5,925                  (150)
      Other liabilities                                              99,437                63,950
                                                          -----------------    ------------------

     Net cash provided by operating activities                      221,415               377,182

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
Proceeds from sale of assets                                            364                    --
Additions to land, buildings and amenities                          (48,894)             (103,263)
Investment in and advances to joint venture                           4,428               (51,516)
                                                          -----------------    ------------------

     Net cash used in investing activities                          (44,102)             (154,779)

CASH FLOWS FROM FINANCING ACTIVITIES
------------------------------------
Proceeds from notes payable                                              --                51,060
Principal payments on mortgage and notes payable                   (122,884)             (108,055)
                                                          -----------------    ------------------

     Net cash used in financing activities                         (122,884)              (56,995)

     Net increase in cash and equivalents                            54,429               165,408

CASH AND EQUIVALENTS, beginning of period                           431,232               307,173
                                                          -----------------    ------------------

CASH AND EQUIVALENTS, end of period                     $           485,661  $            472,581
                                                          =================    ==================

Interest paid on a cash basis                           $           199,233  $            207,090
                                                          =================    ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS- Properties VII, Ltd.'s (the "Partnership") 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 29, 2002. In the opinion of the General Partner, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation have been made to the accompanying financial statements for the three months and nine months ended September 30, 2002 and 2001. As used in this Quarterly Report on Form 10-Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint venture.

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

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities on a nightly basis. As of

September 30, 2002, approximately $325,000 of said investment was included in cash and cash equivalents.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits.

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

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002, and specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard by management during the period ended September 30, 2002, did not result in an impairment loss.

Note 7 - Investment in Joint Venture

Blankenbaker Business Center Joint Venture (the "Joint Venture") was organized on December 28, 1990, by us and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our General Partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

For the three months ended September 30, 2002 and 2001, Blankenbaker Business Center 1A had total revenues of $237,406 and $232,307, respectively, and net income of $68,172 and $66,561, respectively.

For the nine months ended September 30, 2002 and 2001, Blankenbaker Business Center 1A had total revenues of $714,851 and $703,002, respectively, and net income of $219,126 and $197,911, respectively.

Note 8 - Tender Offer

On May 10, 2002, ORIG, LLC, ("ORIG") an affiliate of ours, commenced a tender offer to purchase up to 20,000 Interests at a price of $6.00 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 20,000 Interests were tendered. The tender offer was scheduled to expire on August 16, 2002.

On August 7, 2002, ORIG amended its tender offer to extend the expiration date from August 16, 2002, to September 16, 2002. The tender offer was amended on September 5, 2002, to increase the purchase price to $6.50 per Interest and increase the number of Interests to 50,000. This amendment also extended the expiration date to October 1, 2002. We did not participate in this tender offer.

Detailed information on ORIG's tender offer, including the amendments to the offer and the final results of the offer, is available from the various filings made by ORIG with the Securities and Exchange Commission in connection with the offer.

Note 9 - Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                        September 30,               December 31,
                                                             2002                       2001
                                                      ------------------         -------------------
Mortgage payable to an insurance company,
bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.   $           3,524,379       $           3,627,428

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.00%, due March 27,
2003. At September 30, 2002, the interest rate was
6.00%.                                                             9,350                      24,169

Note payable to a bank, bearing interest at the
Prime Rate, but not less than 6.00%, due March 27,
2003. At September 30, 2002, the interest rate was
6.00%.                                                             3,165                       8,181
                                                      ------------------         -------------------

                                                   $           3,536,894       $           3,659,778
                                                      ==================         ===================

As of September 30, 2002, the fair value of long-term debt is approximately $3,818,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2002 and 2001. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                    Nine Months Ended
                                                                      September 30,
                                                         ---------------------------------------
                                                               2002                  2001
                                                         -----------------    ------------------

Property management fees                              $             57,030  $             59,396
                                                         -----------------    ------------------

Property management                                                113,469               114,816
Leasing                                                             24,673                22,051
Administrative - operating                                          57,768                52,684
Other                                                                1,014                 1,031
                                                         -----------------    ------------------

     Total operating expenses - affiliated                         196,924               190,582
                                                         -----------------    ------------------

Professional and administrative expenses - affiliated               84,545                75,070
                                                         -----------------    ------------------

Repairs and maintenance fee                                          2,235                 1,563
Construction management                                              1,547                    --
                                                         -----------------    ------------------

     Total related party transactions capitalized                    3,782                 1,563
                                                         -----------------    ------------------

     Total related party transactions                 $            342,281  $            326,611
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

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnership and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which Interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the proceeds distributed. Our General Partner believes that this action is without merit, and is vigorously defending it. No amounts have been accrued as a liability for this action in our financial statements at September 30, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of the defense of this action. During the nine months ended September 30, 2002, our share of these legal costs was approximately $22,000, which was expensed.

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q (see Note 13 - Subsequent Events).

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

We plan to replace the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate increase of $72,000 and $24,000 in depreciation expense for the nine months ended September 30, 2002, and 2001, respectively. We do not have sufficient working capital to make all the roof replacements at one time. As of September 30, 2002, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building).

Note 12 - Segment Reporting

Our reportable operating segments include only one segment - Residential Real Estate Operations.

Note 13 - Subsequent Events

On October 1, 2002, the tender offer of ORIG, LLC, described in Note 8 expired. Upon expiration, 43,607 Interests had been tendered. The Offeror accepted all 43,607 Interests, without proration. ORIG purchased 43,607 Interests for $283,446 and incurred $3,075 in expenses associated with the tender offer.

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and these other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partner of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q (see Note 11 - Commitments and Contingencies).

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
Occupancy Levels

The occupancy levels at our properties and joint venture as of September 30, 2002 and 2001 were as follows:

                                                           Nine Months Ended September 30,
                                                      -----------------------------------------
                                                            2002                    2001
                                                      -----------------       -----------------
Wholly-Owned Properties
-----------------------

The Park at the Willows                                      94%                     90%
Park Place Apartments Phase II                               86%                     77%

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

Blankenbaker Business Center 1A (31.34%)                    100%                    100%

The average occupancy levels at our properties and joint venture during the three months and nine months ended September 30, 2002 and 2001 were as follows:

                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                   September 30,
                                                      ---------------------------     ---------------------------
                                                         2002            2001            2002            2001
                                                      -----------     -----------     -----------     -----------
Wholly-Owned Properties
-----------------------

The Park at the Willows (1)                               85%             92%             79%             92%
Park Place Apartments Phase II                            85%             80%             80%             78%

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

Blankenbaker Business Center 1A (31.34%)                 100%            100%            100%            100%
  In the opinion of our General Partner, the decrease in average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and Other Income

Rental and other income generated by our properties and joint venture for the three months and nine months ended September 30, 2002 and 2001were as follows:

                                                      Three Months Ended        Nine Months Ended
                                                        September 30,             September 30,
                                                   ------------------------  ------------------------
                                                      2002         2001         2002         2001
                                                   -----------  -----------  -----------  -----------
Wholly-Owned Properties
-----------------------

The Park at the Willows                           $     74,569 $     88,918 $    225,226 $    272,155
Park Place Apartments Phase II                    $    309,909 $    298,707 $    884,290 $    881,073

Joint Venture Properties
------------------------
(Ownership % at September 30, 2002)
-----------------------------------

Blankenbaker Business Center 1A (31.34%)          $    237,406 $    232,307 $    714,851 $    703,002

Current occupancy levels are considered adequate to continue the operation of our properties without the need of additional financing. See the Consolidated Cash Flows and Financial Condition section of Item 2 for a discussion regarding the cash requirements of our current debt financings.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, ("ORIG") an affiliate of our general partner. ORIG is the surviving entity as a result of this merger. NTS-Properties VII, Ltd. continues to hold a 31.34% interest in the Blankenbaker Business Center Joint Venture after the completion of the NTS-Properties Plus, Ltd./ORIG Merger. ORIG now holds a 39.05% interest in the Blankenbaker Business Center Joint Venture.

Results of Operations

If there has not been a material change in an item from September 30, 2001 to September 30, 2002, we have omitted any discussion concerning that item.

Income From Investment in Joint Venture

Income from joint venture increased approximately $14,000, or 25%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The increase is the result of increased net income at Blankenbaker Business Center 1A.

Operating Expenses

Operating expenses increased approximately $17,000, or 16%, for the three months ended September 30, 2002, as compared to the same period in 2001. The increase is primarily the result of increased repairs and maintenance costs at Park Place Apartments Phase II (mainly interior painting and floor covering, due to an increase in apartments needing preparations for occupancy). The increase is also a result of increased advertising costs at Park Place Apartments Phase II.

Operating Expenses - Affiliated

Operating expenses-affiliated increased approximately $13,000, or 21%, for the three months ended September 30, 2002, as compared to the same period in 2001. The increase is primarily due to increased commissions/bonuses paid to leasing agents as a result of efforts made to increase occupancy in 2002.

Loss on Disposal of Assets

The loss on disposal of assets of approximately $50,000 for the nine months ended September 30, 2001, is due to retiring assets for Park Place Apartments Phase II, that were not fully depreciated, as a result of the exterior paint and repair project.

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $18,000, and $14,000, or 26%, for the three months and nine months ended September 30, 2002, respectively, as compared to the same periods in 2001. The increase is primarily due to an increase in legal fees paid under an indemnification agreement with our General Partner.

Depreciation Expense

Depreciation expense increased approximately $52,000, or 16%, for the nine months ended September 30, 2002, respectively, as compared to the same period in 2001. The increase is primarily due to management's change in the estimated useful life of all of the roof assets at Park Place Apartments Phase II in July 2001. The increase is also due to building improvements (exterior remodeling, painting and intrusion alarms), water meter installations, and clubhouse and fitness center remodeling at Park Place Apartments Phase II (all net of retirements).

Consolidated Cash Flows and Financial Condition

Cash flows provided by (used in):

                                                                   Nine Months Ended
                                                                     September 30,
                                                      -------------------------------------------
                                                             2002                    2001
                                                      -------------------     -------------------
Operating activities                                 $            221,415    $            377,182
Investing activities                                              (44,102)               (154,779)
Financing activities                                             (122,884)                (56,995)
                                                      -------------------     -------------------

     Net increase in cash and equivalents            $             54,429    $            165,408
                                                      ===================     ===================

Net cash provided by operating activities decreased approximately $156,000, or 41%, for the nine months ended September 30, 2002, as compared to the same period in 2001. The decrease is primarily driven by the changes in accounts receivable and accounts payable.

The decrease of approximately $111,000, or 72%, in net cash used in investing activities for the nine months ended September 30, 2002, as compared to the same period in 2001, was primarily the result of the changes in investments in and advances to the joint venture and to a decrease in capital expenditures at Park Place Apartments Phase II, partially offset by increased capital expenditures at Park at the Willows.

The increase of approximately $66,000 in net cash used in financing activities for the nine months ended September 30, 2002, was primarily due to loan proceeds received in 2001. The increase is also a result of continued principal payments on mortgages and notes payable in 2002.

Due to the fact that no distributions were made during the nine months ended September 30, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital on a GAAP basis has been omitted.

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet our needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $485,661 at September 30, 2002.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate increase in depreciation expense of $72,000 and $24,000 for the nine months ended September 30, 2002, and 2001, respectively. We do not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2002, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building). No roof replacements have been budgeted in 2002, as no failures are anticipated. Roof replacements will be made as each roof fails and as working capital permits.

Blankenbaker Business Center 1A is expected to require a new roof in 2003. The roof replacement is expected to cost approximately $205,000. Our share of this cost is expected to be approximately $64,000.

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

Across the United States there have been recent reports of lawsuits against owners and managers of multi-family and commercial properties asserting claims of personal injury and property damage caused by the asserted presence of mold and other microbial organisms in residential units and commercial space. Some of these lawsuits have resulted in substantial monetary judgments or settlements. We have not, at present, been named as a defendant in any lawsuit that has alleged the presence of mold or other microbial organisms. Prior to September 13, 2002, we were insured against claims arising from the presence of mold due to water intrusion. However, since September 13, 2002, certain of our insurance carriers have excluded from insurance coverage property damage loss claims arising from the presence of mold, although certain of our insurance carriers do provide some coverage for personal injury claims. We are in the process of implementing protocols and procedures to prevent the build-up of mold and other microbial organisms in our properties, and are in the process of implementing more stringent maintenance, housekeeping and notification requirements for tenants in our properties. We believe that these measures will eliminate, or at least, minimize any effect that mold or other microbial organisms could have on our tenants. To date, we have not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change, however, we can make no assurance that liabilities resulting from the presence of, or exposure to, mold or other microbial organisms will not have a material adverse effect on our consolidated financial condition or results of operations and our subsidiaries taken as a whole.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation of us with other entities affiliated with us. In addition to these entities, the consolidation would likely involve several private partnerships and other entities affiliated with us and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals obtained at or near the consolidation date. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by reducing the number of public entities; diversifying limited partners' investments in real estate to include additional markets and types of properties; and

creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences, such as the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner for us. A consolidation also requires approval of our limited partners and owners of the other proposed participants. Accordingly, there is no assurance that the consolidation will occur.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our two notes payable bear interest at the Prime Rate. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expense on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $207,000 decrease in the fair value of debt.

Item 4 - Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the General Partner of our General Partner, have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On September 24, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on a development in the lawsuit occurring after September 30, 2002, see Part II, Item 5 of this Quarterly Report on Form 10-Q.

Item 2 - Changes in Securities
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information

On October 22, 2002, in a lawsuit filed in December 2001 against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and these other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partner of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. For a description of the lawsuit, see Part I, Item 3 of our Annual Report on Form 10-K for the year ended December 31, 2001, filed with the SEC on March 29, 2002. For information on another development in this lawsuit, see Part II, Item 1 of this Quarterly Report on Form 10-Q.

Item 6 - Exhibits and Reports on Form 8-K

a)   Exhibits:
      99.1   Certification of Chief Executive Officer and Chief Financial Officer.

b)   Reports on Form 8-K:
       None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES VII, LTD.

By:	NTS-Properties Associates VII,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Senior Vice President and
Chief Financial Officer of
NTS Capital Corporation

Date: November 14, 2002

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, J.D. Nichols, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties VII;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/     J.D. Nichols

Chief Executive Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VII, General Partner of NTS-Properties VII

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this Quarterly Report on Form 10-Q of NTS-Properties VII;

  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

    all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/      Gregory A. Wells

Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VII, General Partner of NTS-Properties VII

See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.