Form 10-K
period 2002-12-31
NTS PROPERTIES VII LTD/FL
filed 2003-03-31
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD.
(Exact name of registrant as specified in its charter)

10172 Linn Station Road
61-1119232	Louisville, Kentucky 40223
(I.R.S. Employer Identification No.)	(Address of principal executive offices)

Registrant's telephone number, including area code: (502) 426-4800

Florida
(State or other jurisdiction of incorporation or organization)

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

Indicate by check mark whether Registrant is an accelerated filer (as defined by Rule 12b-2
of the Securities Exchange Act of 1934).                                                Yes [  ]           No [X]

State the aggregate market value of the voting and non-voting common equity held by non-
affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-11
Item 3.	Legal Proceedings	11-12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant's Limited Partnership Interests
	and Related Partner Matters	13
Item 6.	Selected Financial Data	14-15
Item 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15-22
Item 7A.	Quantitative and Qualitative Disclosures About
	Market Risk	23
Item 8.	Financial Statements and Supplementary Data	24-49
Item 9.	Change in and Disagreements with Accountants on
	Accounting and Financial Disclosure	50

PART III

Item 10.	Directors and Executive Officers of the Registrant	51-52
Item 11.	Management Remuneration and Transactions	52
Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	53
Item 13.	Certain Relationships and Related Transactions	53-54
Item 14.	Controls and Procedures	54

PART IV

Item 15.	Exhibits, Financial Statement Schedules and
	Reports on Form 8-K	55-57
Signatures		58
Certifications		59-60

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 - Business and Properties, and Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because such statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe" or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. Should such event not occur, then the result which we expected also may not occur or occur in a different manner, which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect management's best judgment based on known factors and involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the "safe harbor" provisions established by recent securities legislation should be evaluated in the context of these factors. See Part II - Item 7 for Cautionary Statements.

PART I

Items 1 and 2 - Business and Properties

Development of Business

NTS-Properties VII, Ltd., a Florida limited partnership (the "Partnership"), was formed in 1987. The General Partner is NTS-Properties Associates VII, a Kentucky limited partnership (the "General Partner"). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2002, the Partnership owned the following properties and joint venture interest listed below. As used in this Form 10-K the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint venture:

  The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by us.

  Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by us.

  A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,000 net rentable ground floor square feet and approximately 50,000 net rentable mezzanine square feet, located in Louisville, Kentucky, acquired complete by the joint venture between us and NTS-Properties Plus Ltd., an affiliate of our General Partner. The joint venture agreement was amended to admit NTS- Properties IV, an affiliate of our General Partner, ("NTS-Properties IV") during 1994. Our percentage interest in the joint venture was 31.34% on December 31, 2002.

We or the joint venture in which we are a partner has a fee title interest in the above properties. While we believe that our properties are adequately covered by property insurance, there is a risk that unknown mold and other microbial damage may not be covered by our insurance. Please see Part II, Item 7 for a discussion of this potential liability.

As of December 31, 2002, our properties were encumbered by mortgages as shown in the table below:

                                               Interest            Maturity              Balance
Property                                         Rate                Date              on 12/31/02
----------------------------------------     -------------     ----------------     ------------------
Park Place Apartments Phase II                   7.37%             10/15/12    (1) $         3,488,518
Blankenbaker Business Center 1A                  8.50%             11/15/05    (2) $         1,733,466

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

The Park at the Willows was not encumbered by any outstanding mortgages on December 31, 2002.

Financial Information About Industry Segments

We are presently engaged solely in the business of developing, constructing, owning and operating residential apartments. A presentation of information concerning industry segments is therefore not applicable. See Part II, Item 8 - Note 8 for information regarding our operating segments.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners' capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see "Potential Consolidation" later in this section for a discussion of our potential consolidation with other affiliated entities.

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

As of December 31, 2002, monthly rental rates at The Park at the Willows start at $604 for one- bedroom apartments, $699 for deluxe apartments and $749 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 90% (2002), 75% (2001), 90% (2000), 81% (1999) and 77% (1998). See Part II, Item 7 for average occupancy information.

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

As of December 31, 2002, monthly rental rates at Park Place Apartments Phase II start at $669 for one-bedroom apartments, $909 for two-bedroom apartments and $1,169 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 89% (2002), 76% (2001), 77% (2000), 86% (1999) and 85% (1998). See Part II, Item 7 for average occupancy information.

Blankenbaker Business Center Joint Venture

A single tenant leases 100% of the Blankenbaker Business Center 1A building. The annual base rent, which does not include the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires July 2005. The lease provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenant is a professional service entity in the insurance industry. The occupancy level at the business center as of December 31, 2002, 2001, 2000, 1999 and 1998 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant lease in effect on December 31, 2002:

                                         Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                       Expiration           Net Rentable Area (2)              per Square Foot
-------------------------------     ------------------     --------------------------     ---------------------------
               1                           2005                  100,640 (100%)                      $7.48

(1) Major tenants are those that individually occupy 10% or more of the rentable square footage.
(2) Rentable area includes ground floor and mezzanine square feet.
Additional Operating Data

Additional operating data regarding our properties and joint venture is furnished in the following table:

                                                      Federal Tax           Property Tax      Annual Property
                                                         Basis                  Rate               Taxes
                                                   ------------------     -----------------  ------------------
Wholly-Owned Properties
The Park at the Willows                           $         2,684,182          .010950      $            15,023
Park Place Apartments Phase II                    $         9,850,043          .009575      $            70,605

Joint Venture Property
Blankenbaker Business Center 1A                   $         7,386,626          .010850      $            51,281

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

Joint Venture Investment

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

  December 31, 2030.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term "Net Cash Flow" for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. "Percentage Interest" means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or net loss is also allocated between the partners pursuant to their Percentage Interest as described in the joint venture agreement. Our ownership share was 31.34% on December 31, 2002, 2001 and 2000. We use the equity method of accounting for this joint venture.

The joint venture obtained permanent financing of $4,800,000 in November 1994. The outstanding balance on December 31, 2002 was approximately $1,733,000. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently, monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

In June 2002, NTS-Properties Plus, one of the original members of the Blankenbaker Business Center joint venture, merged into ORIG, LLC, an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus in the joint venture. See the information under the caption "Ownership of Joint Venture" in Part II, Item 7 of this Form 10-K.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2002, properties under construction, or scheduled to start construction in 2003, in the respective vicinities in which our properties are located are as follows: In the vicinity of The Park at the Willows, there are three apartment communities scheduled to start construction in 2003. The first community will have approximately 300 units and is scheduled to break ground in Spring 2003. The second community will have approximately 500 units and is scheduled to begin construction in August 2003. The third community will have approximately 200 units and is expected to start construction some time in the late summer of 2003. The expected completion date for all three communities is unknown at this time. In the vicinity of Park Place Apartments Phase II, there is one community of approximately 500 units that could potentially be constructed in 2003. The estimated begin construction date and the completion date are unknown at this time. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees at NTS Development Company who manage and supervise leasing for each property. See "Conflict of Interest."

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

As compensation for its services, NTS Development Company received $77,413 in property management fees from our residential properties for the year ended December 31, 2002. The fee is equal to 5% of gross revenues from residential properties.

In addition, the Agreement requires us to purchase all insurance relating to the managed properties, to pay the direct out-of-pocket expenses of NTS Development Company in connection with our operations, including the cost of goods and materials used for and on our behalf, and to reimburse NTS Development Company for the salaries, commissions, fringe benefits and related employment expenses of personnel.

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2002, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner's judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of the General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner's duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 - Note 6 and Part III, Item 13 for further discussions of related party transactions.

Potential Consolidation

Our General Partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our General Partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the duration of the new entity would likely exceed our anticipated duration, and that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. Further, the new entity may adopt investment and management policies that are different from those presently used by our General Partner. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our Internet website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our Internet website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our Internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 - Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $25,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

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

Item 4 - Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 - Market for Registrant's Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests. We had 776 limited partners as of January 31, 2003. Cash distributions and allocations of income (loss) are made as described in Item 8 - Note 1E.

No distributions were paid during 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Annual distributions totaling $0.15 per limited partnership interest were paid during the year ended December 31, 2000. Distributions were paid quarterly as follows:

                                            2002                2001                 2000
                                      -----------------   -----------------    -----------------
First quarter                        $               --  $               -- $                .05
Second quarter                                       --                  --                  .05
Third quarter                                        --                  --                  .05
Fourth quarter                                       --                  --                   --
                                      -----------------   -----------------    -----------------
                                     $               --  $               -- $                .15
                                      =================   =================    =================

The table below presents that portion of the distributions that represents a return of capital based on Accounting Principles Generally Accepted in the United States for the years ended December 31, 2002, 2001 and 2000.

                                           Net Income              Cash
                                             (Loss)           Distributions           Return of
                                           Allocated             Declared              Capital
                                       ------------------   ------------------    -----------------
Limited partners
          2002                        $          (209,579) $                --  $                --
          2001                                   (155,772)                  --                   --
          2000                                     28,759               83,236               54,477
General Partner
          2002                        $            (2,117) $                --  $                --
          2001                                     (1,573)                  --                   --
          2000                                        290                  840                  550

Item 6 - Selected Financial Data

Years ended December 31:

                                   2002              2001             2000             1999              1998
                              ---------------   ---------------  ---------------  ---------------  ----------------
Rental income                $      1,515,528  $      1,528,920 $      1,617,578 $      1,649,799 $       1,624,385
Other income                            7,753            14,573           30,565           24,413            27,851
Income (loss) from
  investment in joint venture          95,935            77,932           54,881           52,317            36,158
Gain on sale of assets                    364                26            4,118               --                --
Total expenses                     (1,831,276)       (1,778,796)      (1,678,093)      (1,649,633)       (1,718,890)
                              ---------------   ---------------  ---------------  ---------------  ----------------

Net income (loss)            $       (211,696) $       (157,345)$         29,049 $         76,896 $         (30,496)
                              ===============   ===============  ===============  ===============  ================

Net income (loss)
  allocated to:
    General Partner          $         (2,117) $         (1,573)$            290 $            769 $            (305)
    Limited partners         $       (209,579) $       (155,772)$         28,759 $         76,127 $         (30,191)

Net income (loss) per
  limited partnership
  interest                   $          (0.38) $          (0.28)$           0.05 $           0.13 $           (0.05)

Weighted average number
  of limited partnership
  interests                           552,236           553,031          554,828          567,325           581,622

Cumulative net income
(loss) allocated to:
    General Partner          $        (29,354) $        (27,237)$        (25,664)$        (25,954)$         (26,723)
    Limited partners         $     (2,906,131) $     (2,696,552)$     (2,540,780)$     (2,569,539)$      (2,645,666)

Cumulative taxable
  income (loss) allocated to:
    General Partner          $         26,476  $         26,437 $         26,699 $         26,100 $          23,511
    Limited partners         $     (2,962,914) $     (2,876,673)$     (2,781,494)$     (2,809,106)$      (2,915,767)

Distributions declared:
  General Partner            $             --  $             -- $            840 $          1,138 $           1,458
  Limited partners           $             --  $             -- $         83,236 $        112,646 $         144,299

Cumulative distributions
  declared:
    General Partner          $         27,445  $         27,445 $         27,445 $         26,605 $          25,467
    Limited partners         $      2,717,046  $      2,717,046 $      2,717,046 $      2,633,810 $       2,521,164

At year end:
  Cash and equivalents       $        382,533  $        431,232 $        307,173 $        396,110 $         394,778
  Land, buildings and
  amenities, net             $      7,299,579  $      7,730,705 $      8,088,455 $      8,327,056 $       8,601,080

Total assets                 $      8,432,230  $      8,820,883 $      9,004,494 $      9,282,186 $       9,554,908

Mortgages and notes
  payable                    $      3,494,218  $      3,659,778 $      3,756,533 $      3,876,398 $       3,987,830

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

The consensus is applicable to financial statements for annual periods ending after June 15, 2000. We have applied the consensus to all comparative financial statements, restating them to conform with the consensus for all periods presented. The application of this consensus did not result in a restatement of previously reported partners' equity or results of operations, but did result in a recharacterization or reclassification of certain financial statements' captions and amounts. The data in the table above has been restated for all periods presented.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 8 and the Cautionary Statements below.

Critical Accounting Policies

Our most critical business assumption is that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly affected.

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows and occupancy. We recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

Occupancy Levels

The occupancy levels at our properties and joint venture as of December 31 were as follows:

                                                          2002 (1)         2001           2000
                                                       --------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows                                     90%             75%            90%
Park Place Apartments Phase II                              89%             76%            77%

Joint Venture Property
(Ownership % on December 31, 2002)
Blankenbaker Business Center 1A (31.34%)                   100%            100%           100%

(1) Current occupancy levels are considered adequate to continue the operation of our properties.

The average occupancy levels at our properties and joint venture for the years ended December 31 were as follows:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows (1)                                 83%             90%            81%
Park Place Apartments Phase II                              82%             77%            83%

Joint Venture Property
(Ownership % on December 31, 2002)
Blankenbaker Business Center 1A (31.34%)                   100%            100%           100%

(1) In our opinion, the decrease in year ending average occupancy is only a temporary fluctuation and does not represent a permanent downward occupancy trend.

Rental and Other Income

Rental and other income generated by our properties and joint venture for the years ended December 31 were as follows:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows                               $       323,586 $      353,343 $      308,120
Park Place Apartments Phase II                        $     1,195,876 $    1,178,628 $    1,321,808

Joint Venture Property
(Ownership % on December 31, 2002)
Blankenbaker Business Center 1A (31.34%)              $       952,219 $      935,165 $      908,100
Results of Operations for 2000, 2001 and 2002

If there has not been a material change in a particular line item on the Statements of Operations from one year to the next, we have omitted any discussion concerning that individual line item.

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

Professional and Administrative Expenses

Professional and administrative expenses increased approximately $28,000, or 39%, in 2002. The increase is primarily due to increased legal and professional services as a result of litigation. See Part II, Item 8 - Note 7 for information regarding our litigation.

Professional and administrative expenses decreased approximately $14,000, or 16%, in 2001. The decrease is primarily due to decreased investor service expenditures and decreased legal and professional services.

Professional and Administrative Expenses - Affiliated

Professional and administrative expenses - affiliated increased approximately $24,000, or 28%, in 2001. The increase is primarily the result of increased personnel costs. Professional and administrative expenses - affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and others necessary to manage and operate our properties and joint ventures.

Depreciation and Amortization Expense

Depreciation and amortization expense increased approximately $48,000, or 11%, in 2002 and approximately $72,000, or 19%, in 2001. The increase for both years is primarily due to management's change in the estimated useful life of all of the roof assets at Park Place Apartments Phase II in July 2001. The estimated useful life was reduced in anticipation of replacing the roofs. The increase in 2001 is also a result of building improvements (exterior repair projects) and water sub-metering installations at both Park Place Apartments Phase II and The Park at the Willows, clubhouse renovations at Park Place Apartments Phase II and studio renovations at The Park at the Willows (all net of retirements).

Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements. The aggregate cost of our wholly-owned properties for federal tax purposes is approximately $12,823,000.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist of cash distributions, principal payments on mortgages payable, payment of loan costs and amounts paid to repurchase limited partnership interests. We do not expect any material changes in the mix and relative cost of capital resources from those in 2002.

We do not foresee any material reduction in occupancy levels at any of our properties which would have a material adverse effect upon our cash flow.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2002           2001            2000
                                                       --------------  -------------  -------------
Operating activities                                  $       184,149 $      421,539 $      315,895
Investing activities                                          (67,288)      (194,725)      (185,891)
Financing activities                                         (165,560)      (102,755)      (218,941)
                                                       --------------  -------------  -------------

     Net (decrease) increase in cash and equivalents  $       (48,699)$      124,059 $      (88,937)
                                                       ==============  =============  =============

Net cash provided by operating activities decreased approximately $237,000, or 56%, in 2002. The decrease was primarily driven by the changes in accounts payable and accounts receivable as well as the reduced operating results before non-cash items.

Net cash provided by operating activities increased approximately $106,000, or 34%, in 2001. The increase was driven primarily by increased accounts payable and a decrease in accounts receivable partially offset by decreased income before depreciation and amortization.

Net cash used in investing activities decreased approximately $127,000, or 65%, in 2002. The decrease was primarily the result of decreased capital expenditures at Park Place Apartments Phase II, partially offset by increased capital expenditures at The Park at the Willows. The decrease is also driven by the change in investments in and advances to the joint venture.

Net cash used in financing activities increased approximately $63,000, or 61%, in 2002. The increase was primarily the result of loan proceeds received in 2001 (no loan proceeds were received in 2002) and increased principal payments made in 2002.

Net cash used in financing activities decreased approximately $116,000, or 53% in 2001. The decrease is primarily the result of the discontinuance of cash distributions starting in the fourth quarter of 2000 and proceeds from two notes payable obtained in March 2001. See Item 8, Note 5 - Mortgage and Notes Payable for further detail on notes payable.

During the year ended December 31, 2000, we used cash flow from operations and cash on hand to make a 1% (annualized) distribution of $84,076. The annualized distribution rate is calculated as a percent of the original capital contribution. The limited partners received 99% and the General Partner received 1% of these distributions. The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacements and renovations. It is anticipated that the cash flow from operations and cash reserves will be sufficient to meet our needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet as of December 31) were $382,533, $431,232 and $307,173 on December 31, 2002, 2001 and 2000, respectively.

The table below presents that portion of the distributions that represents a return of capital based on Accounting Principles Generally Accepted in the United States for the years ended December 31, 2002, 2001 and 2000.

                                           Net Income              Cash
                                             (Loss)           Distributions           Return of
                                           Allocated             Declared              Capital
                                       ------------------   ------------------    -----------------
Limited partners
          2002                       $           (209,579)$                 -- $                 --
          2001                                   (155,772)                  --                   --
          2000                                     28,759               83,236               54,477
General Partner
          2002                       $             (2,117)$                 -- $                 --
          2001                                     (1,573)                  --                   --
          2000                                        290                  840                  550

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

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate increase in depreciation expense of $96,000 and $48,000 for 2002 and 2001, respectively. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2002, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building). Nine roof replacements have been budgeted for 2003.

Blankenbaker Business Center 1A is expected to require a new roof in 2003. The roof replacement is expected to cost approximately $235,000. Our share of this cost is expected to be approximately $74,000.

We had no other material commitments for renovations or capital expenditures as of December 31, 2002.

We are making efforts to improve occupancy at our residential properties. We have an on-site leasing staff, that are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and works with current residents on lease renewals.

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

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     Two - Three     Four - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    3,494,218 $      155,200 $      334,034  $      386,941 $    2,618,043

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    3,494,218 $      155,200 $      334,034  $      386,941 $    2,618,043
                                   =============  =============  =============   =============  =============

(1)  We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)  We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which we may or may not renew each year.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     Two - Three     Four - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees (1)                $     1,733,466 $      546,767 $    1,186,699  $           -- $           --

Other commercial
  commitments (2)               $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $     1,733,466 $      546,767 $    1,186,699  $           -- $           --
                                 ==============  =============  =============   =============  =============

(1)  We are a guarantor, along with NTS-Properties Plus, of Blankenbaker Business Center 1A's mortgage.  The balance in the table represents 100% of the outstanding mortgage balance, of which we are jointly and severally liable.
(2)  We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to "fee for service arrangements" which are for a term of greater than one year.

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

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our two notes payable bear interest at the Prime Rate. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would not significantly increase annual interest expenses on the variable rate notes. A hypothetical 100 basis point increase in interest rates would result in an approximate $202,000 decrease in the fair value of debt.

Item 8 - Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheet of NTS-Properties VII, Ltd. (the Partnership) as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index at Item 15(a). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
Report. This report has not been reissued by Andersen.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                     2002                 2001
                                                              ------------------    -----------------

ASSETS
Cash and equivalents                                        $            382,533 $            431,232
Cash and equivalents - restricted                                         28,775               23,568
Accounts receivable, net                                                   4,532                1,173
Land, buildings and amenities, net                                     7,299,579            7,730,705
Investment in and advances to joint venture                              663,678              572,171
Other assets                                                              53,133               62,034
                                                              ------------------    -----------------

     TOTAL ASSETS                                           $          8,432,230 $          8,820,883
                                                              ==================    =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage and notes payable                                  $          3,494,218 $          3,659,778
Accounts payable                                                          48,583               97,604
Security deposits                                                         28,775               23,375
Other liabilities                                                         40,910                8,686
                                                              ------------------    -----------------

     TOTAL LIABILITIES                                                 3,612,486            3,789,443

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                       4,819,744            5,031,440
                                                              ------------------    -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $          8,432,230 $          8,820,883
                                                              ==================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     2002            2001           2000
                                                 -------------   -------------  -------------
REVENUES
Rental income                                   $    1,515,528  $    1,528,920 $    1,617,578
Interest and other income                                7,753          14,573         30,565
Income from investment in joint venture                 95,935          77,932         54,881
Gain on sale of assets                                     364              26          4,118
                                                 -------------   -------------  -------------

     TOTAL REVENUES                                  1,619,580       1,621,451      1,707,142

EXPENSES
Operating expenses                                     418,331         395,607        377,700
Operating expenses - affiliated                        266,307         254,364        235,801
Loss on disposal of assets                               2,038          51,421         54,533
Interest expense                                       266,573         277,416        285,383
Management fees                                         77,413          78,563         83,823
Real estate taxes                                       84,039          86,890         88,011
Professional and administrative expenses               100,183          72,310         86,342
Professional and administrative expenses -
  affiliated                                           115,224         109,311         85,611
Depreciation and amortization                          501,168         452,914        380,889
                                                 -------------   -------------  -------------

     TOTAL EXPENSES                                  1,831,276       1,778,796      1,678,093
                                                 -------------   -------------  -------------

Net (loss) income                               $     (211,696) $     (157,345)$       29,049
                                                 =============   =============  =============

Net (loss) income allocated to the limited
  partners                                      $     (209,579) $     (155,772)$       28,759
                                                 =============   =============  =============

Net (loss) income per limited partnership
  interest                                      $        (0.38) $        (0.28)$         0.05
                                                 =============   =============  =============

Weighted average number of limited
  partnership interests                                552,236         553,031        554,828
                                                 =============   =============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                         Limited
                                         Partners'                Limited        General
                                         Interests               Partners        Partner          Total
                                       -------------           -------------  --------------  -------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2000                  555,736          $    5,317,271 $       (52,459)$    5,264,812

   Net income                                                         28,759             290         29,049

   Distributions declared                                            (83,236)           (840)       (84,076)

   Repurchase of limited partnership
     interests                                (2,500)                (15,000)             --        (15,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2000                553,236               5,247,794         (53,009)     5,194,785

   Net loss                                                         (155,772)         (1,573)      (157,345)

   Repurchase of limited partnership
     interests                                (1,000)                 (6,000)             --         (6,000)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2001                552,236               5,086,022         (54,582)     5,031,440

   Net loss                                                         (209,579)         (2,117)      (211,696)
                                       -------------           -------------  --------------  -------------

Balances on December 31, 2002                552,236          $    4,876,443 $       (56,699)$    4,819,744
                                       =============           =============  ==============  =============
  For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                          $     (211,696)$     (157,345)$        29,049
Adjustments to reconcile net (loss) income to net
  cash  provided by operating activities:
    Provision for doubtful accounts                                 6,508          2,487              --
    Write-off of uncollectible accounts receivable                     --         (2,487)             --
    Loss on disposal of assets                                      2,038         51,421          54,533
    Gain on sale of assets                                           (364)           (26)         (4,118)
    Depreciation and amortization                                 504,289        456,034         384,197
    Income from investment from joint venture                     (95,935)       (77,932)        (54,881)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                            (5,207)         2,607           1,649
      Accounts receivable                                          (9,867)        61,805          24,607
      Other assets                                                  5,780          8,486         (31,341)
      Accounts payable                                            (49,021)        83,166         (78,337)
      Security deposits                                             5,400         (1,950)         (1,150)
      Other liabilities                                            32,224         (4,727)         (8,313)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    184,149        421,539         315,895
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and amenities                       (72,080)      (146,618)       (199,637)
Proceeds from sale of assets                                          364             60           6,934
Investment in and advances to joint venture                         4,428        (48,167)          6,812
                                                            -------------  -------------  --------------

     Net cash used in investing activities                        (67,288)      (194,725)       (185,891)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes payable                 (165,560)      (147,815)       (119,865)
Proceeds from notes payable                                            --         51,060              --
Cash distributions                                                     --             --         (84,076)
Repurchase of limited partnership interests                            --         (6,000)        (15,000)
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (165,560)      (102,755)       (218,941)
                                                            -------------  -------------  --------------

     Net (decrease) increase in cash and equivalents              (48,699)       124,059         (88,937)

CASH AND EQUIVALENTS, beginning of year                           431,232        307,173         396,110
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      382,533 $      431,232 $       307,173
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      263,928 $      274,703 $       285,047
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

Note 1 - Significant Accounting Policies

A) Organization

NTS-Properties VII, Ltd. (the "Partnership") is a limited partnership organized under the laws of the state of Florida in April 1987. Our General Partner is NTS-Properties Associates VII (a Kentucky limited partnership). We are in the business of developing, constructing, owning and operating apartment complexes and commercial real estate.

B) Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Our less than 50% owned joint venture is accounted for under the equity method. The terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in these properties and joint venture.

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
D) Revenue Recognition

We recognize revenue in accordance with each tenant's respective lease agreement. Our typical apartment lease is for a period of one year or less and does not contain scheduled rent increases.

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

A reconciliation of net (loss) income for financial statement purposes versus that for income tax reporting is as follows:

                                                            2002           2001           2000
                                                       --------------  -------------  -------------
Net (loss) income                                     $      (211,696)$     (157,345)$       29,049
Items handled differently for tax purposes:
  Depreciation and amortization                                88,113         58,033        (14,534)
  Prepaid rent and other capitalized leasing costs             28,958          2,390          9,384
  Bad debt allowance                                            6,508             --             --
  Gain/loss on disposal of assets                                 658         (2,899)         4,312
  Accrued expenses                                              1,056          3,500             --
  Non-deductible expenses                                         201            880             --
                                                       --------------  -------------  -------------

Taxable (loss) income                                 $       (86,202)$      (95,441)$       28,211
                                                       ==============  =============  =============
G) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

H) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Per an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. Government or agency securities on a nightly basis. As of December 31, 2002, approximately $331,000 was transferred into the investment.

I) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits.

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of our properties for federal tax purposes as of December 31, 2002 is approximately $12,823,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2002 did not result in an impairment loss.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2002, 2001 and 2000.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed

Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

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

Note 3 - Tender Offers

Between December 7, 1998 and December 31, 2001, we and ORIG, LLC, ("ORIG") an affiliate of ours, (the "Offerors"), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 23,500 Interests for $141,000 or $6.00 per Interest. ORIG purchased 159,613 Interests for $957,678 or $6.00 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

On May 10, 2002, ORIG commenced a tender offer to purchase up to 20,000 Interests at a price of $6.00 per Interest. ORIG had the option to acquire additional Interests on a pro rata basis if more than 20,000 Interests were tendered. The tender offer was scheduled to expire on August 16, 2002.

On August 7, 2002, ORIG amended its tender offer to extend the expiration date from August 16, 2002, to September 16, 2002. The tender offer was amended on September 5, 2002, to increase the purchase price to $6.50 per Interest and increase the number of Interests to 50,000. This amendment also extended the expiration date to October 1, 2002.

On October 1, 2002, the tender offer expired. Upon expiration, 43,607 Interests had been tendered. ORIG purchased 43,607 Interests for $283,446 and incurred $3,075 in expenses associated with the tender offer. We did not participate in this tender offer.

Note 4 - Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2002                 2001
                                       ------------------   ------------------
Land and improvements                $          3,116,312 $          3,090,080

Building and improvements                      10,172,892           10,146,423
                                       ------------------   ------------------

                                               13,289,204           13,236,503

Less accumulated depreciation                   5,989,625            5,505,798
                                       ------------------   ------------------

                                     $          7,299,579 $          7,730,705
                                       ==================   ==================
Note 5 - Mortgage and Notes Payable

Mortgage and notes payable as of December 31, consisted of the following:

                                                                          2002                 2001
                                                                   ------------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest  at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.                 $          3,488,518 $          3,627,428

Note payable to a bank in monthly installments, bearing interest at the Prime Rate, but not less than 6.0%, due March 27, 2003.
On December 31, 2002, the interest rate was 6.0%.                               4,259               24,169

Note payable to a bank in monthly installments, bearing interest at the Prime Rate, but not less than 6.0%, due March 27, 2003.
On December 31, 2002, the interest rate was 6.0%.                               1,441                8,181
                                                                   ------------------    -----------------

                                                                 $          3,494,218 $          3,659,778
                                                                   ==================    =================

Our mortgage may be prepaid but is subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                     155,200
                2004                                       160,841
                2005                                       173,193
                2006                                       186,366
                2007                                       200,575
             Thereafter                                  2,618,043
                                       ---------------------------

                                     $                   3,494,218
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2002 and 2001 was approximately $3,768,000 and $3,739,000, respectively.

Note 6 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from our residential properties. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $            77,413 $            78,563 $           83,823
                                                       ------------------  ------------------  -----------------

Property management                                               153,129             154,611            138,777
Leasing                                                            31,968              27,450             25,057
Administrative - operating                                         79,844              70,865             70,758
Other                                                               1,366               1,438              1,209
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        266,307             254,364            235,801
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             115,224             109,311             85,611
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        2,235               2,150              9,340
Construction management                                             1,547                 600                116
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                   3,782               2,750              9,456
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           462,726 $           444,988 $          414,691
                                                       ==================  ==================  =================
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

We are jointly and severally liable under the mortgage loan agreement for the Blankenbaker Business Center 1A debt. The outstanding balances on this mortgage on December 31, 2002 and 2001 were $1,733,466 and $2,235,829, respectively.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our General Partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our General Partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002. Under an indemnification agreement with our General Partner, we are responsible for the costs of defending this action. For the year ended December 31, 2002, our share of these legal costs was approximately $25,000, which was expensed.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our General Partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our General Partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our General Partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. Our General Partner believes that this action is without merit, and intends to vigorously defend it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations except as discussed herein.

We plan to replace the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. Based upon these facts, management changed the estimated useful life of the roof assets. The change resulted in an approximate increase in depreciation expense of $96,000 and $48,000 for 2002 and 2001, respectively. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2002 one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building).

Note 8 - Segment Reporting

Our reportable operating segments include only one segment - Residential Real Estate Operations.

Note 9 - Selected Quarterly Financial Data (Unaudited)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2002                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        380,712 $         394,014 $        406,780 $         438,074
Total expenses                                422,009           441,073          492,308           475,886
Net loss                                      (41,297)          (47,059)         (85,528)          (37,812)
Net loss allocated to the
  limited partners                            (40,884)          (46,588)         (84,673)          (37,434)
Net loss per limited
  partnership interest                          (0.07)            (0.08)           (0.15)            (0.08)

                                                             For the Quarters Ended
                                      --------------------------------------------------------------------
                2001                     March 31          June 30        September 30      December 31
------------------------------------  ---------------  ----------------  ---------------  ----------------

Total revenues                       $        402,169 $         406,864 $        408,705 $         403,713
Total expenses                                448,317           445,857          443,939           440,683
Net loss                                      (46,148)          (38,993)         (35,234)          (36,970)
Net loss allocated to the
  limited partners                            (45,687)          (38,603)         (34,882)          (36,600)
Net loss per limited
  partnership interest                          (0.08)            (0.07)           (0.06)            (0.07)

REPORT OF INDEPENDENT AUDITORS

To the Blankenbaker Business Center Joint Venture:

We have audited the accompanying balance sheet of the Blankenbaker Business Center Joint Venture (the Joint Venture) as of December 31, 2002, and the related statements of operations, partners' equity and cash flows for the year then ended. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Joint Venture as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Blankenbaker Business Center Joint Venture as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Ernst & Young LLP

Louisville, Kentucky
March 26, 2003

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors'
Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Blankenbaker Business Center Joint Venture:

We have audited the accompanying balance sheets of the Blankenbaker Business Center Joint Venture as of December 31, 2001 and 2000, and the related statements of operations, partners' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Blankenbaker Business Center Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Blankenbaker Business Center Joint Venture as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                     2002                 2001
                                                              ------------------    -----------------

ASSETS
Cash and equivalents                                        $             42,955 $             59,123
Cash and equivalents - restricted                                          3,663                9,597
Accounts receivable                                                       51,130               60,238
Land, buildings and amenities, net                                     3,124,368            3,318,229
Other assets                                                             112,911              150,699
                                                              ------------------    -----------------

     TOTAL ASSETS                                           $          3,335,027 $          3,597,886
                                                              ==================    =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage payable                                            $          1,733,466 $          2,235,829
Accounts payable                                                           9,040               59,223
Other liabilities                                                         51,129               53,423
                                                              ------------------    -----------------

     TOTAL LIABILITIES                                                 1,793,635            2,348,475

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                       1,541,392            1,249,411
                                                              ------------------    -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $          3,335,027 $          3,597,886
                                                              ==================    =================

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    2002            2001           2000
                                                -------------  --------------  -------------
REVENUES
Rental income                                 $       951,763 $       934,612 $      907,614
Interest and other income                                 456             553            486
                                                -------------  --------------  -------------

     TOTAL REVENUES                                   952,219         935,165        908,100

EXPENSES
Operating expenses                                    114,999          92,516        100,128
Operating expenses - affiliated                        38,007          36,062         33,802
Loss on disposal of assets                                 --              --            242
Interest expense                                      176,836         217,369        255,004
Management fees                                        57,133          56,110         54,486
Real estate taxes                                      51,281          49,412         54,677
Professional and administrative expenses -
 affiliated                                                --              --        200,000
Depreciation and amortization                         207,852         204,683        204,296
                                                -------------  --------------  -------------

     TOTAL EXPENSES                                   646,108         656,152        902,635
                                                -------------  --------------  -------------

Net income                                    $       306,111 $       279,013 $        5,465
                                                =============  ==============  =============

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF PARTNERS' EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                    Partners' Equity
                                                 ----------------------
Balances on January 1, 2000                     $               633,779

  Net income                                                      5,465

  Distributions                                                 (41,398)

  Capital contributions                                         219,690
                                                 ----------------------

Balances on December 31, 2000                                   817,536

  Net income                                                    279,013

  Distributions                                                 (47,138)

  Capital contributions                                         200,000
                                                 ----------------------

Balances on December 31, 2001                                 1,249,411

  Net income                                                    306,111

  Distributions                                                 (14,130)
                                                 ----------------------

Balances on December 31, 2002                   $             1,541,392
                                                 ======================

(1)  For the periods presented, there are no elements of other comprehensive income as defined by the Financial
     Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, "Reporting
     Comprehensive Income."

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                2002           2001            2000
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $      306,111 $      279,013 $         5,465
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss on disposal of assets                                          --             --             242
   Depreciation and amortization                                  247,306        244,137         211,745
   Changes in assets and liabilities:
     Cash and equivalents - restricted                              5,934         (3,739)         33,260
     Accounts receivable                                            9,108        (28,307)        (31,931)
     Other assets                                                  (1,666)          (358)         30,608
     Accounts payable                                             (50,183)      (155,912)         (9,550)
     Other liabilities                                             (2,294)          (614)         44,716
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    514,316        334,220         284,555
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and amenities                       (13,991)       (18,414)             --
                                                            -------------  -------------  --------------

     Net cash used in investing activities                        (13,991)       (18,414)             --
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                           (502,363)      (461,564)       (424,080)
Cash distributions                                                (14,130)       (47,138)        (41,398)
Capital contributions                                                  --        200,000         219,690
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (516,493)      (308,702)       (245,788)
                                                            -------------  -------------  --------------

     Net (decrease) increase in cash and equivalents              (16,168)         7,104          38,767

CASH AND EQUIVALENTS, beginning of year                            59,123         52,019          13,252
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $       42,955 $       59,123 $        52,019
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      170,773 $      211,572 $       256,506
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

Net income or loss is allocated between the partners in accordance with their respective percentage interests pursuant to the Joint Venture agreement.

D) Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in accordance with Accounting Principles Generally Accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

E) Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds which have been escrowed with a mortgage company for property taxes in accordance with the loan agreement.

F) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 5-30 years for building and improvements and the applicable lease term for tenant improvements. The aggregate cost of Blankenbaker Business Center 1A for federal tax purposes as of December 31, 2002 is approximately $7,387,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2002 did not result in an impairment loss.

G) Revenue Recognition - Rental Income and Capitalized Leasing Costs

For financial reporting purposes, the income from commercial leases is recognized on a straight-line basis over the lease term. There was no accrued income connected with commercial leases as of December 31, 2002 and 2001, due to the renewal lease having no scheduled and specified rent increases. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term.

H) Advertising

The Joint Venture expenses advertising costs as incurred. Advertising expense was immaterial to the Joint Venture during the years ended December 31, 2002, 2001 and 2000.

I) Impact of Accounting Pronouncements

During the year ended December 31, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 requires one accounting model to be used for long-lived assets to be disposed of by sale, whether previously held or used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. Our adoption of SFAS No. 144 did not impact the financial statements in 2002.

Note 2 - Concentration of Credit Risk

The Joint Venture owns and operates a commercial property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area.

Note 3 - Land, Buildings and Amenities

The following schedule provides an analysis of the Joint Venture investment in property held for lease as of December 31:

                                              2002                 2001
                                       ------------------   ------------------
Land and improvements                $          2,236,516 $          2,236,516

Building and improvements                       5,150,109            5,136,118
                                       ------------------   ------------------

                                                7,386,625            7,372,634

Less accumulated depreciation                   4,262,257            4,054,405
                                       ------------------   ------------------

                                     $          3,124,368 $          3,318,229
                                       ==================   ==================
Note 4 - Mortgage Payable

Mortgage payable as of December 31 consist of the following:

                                                                 2002                 2001
                                                           -----------------   ------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest  at a fixed rate of 8.5%,
due November 15, 2005, secured by land and                $        1,733,466  $         2,235,829
buildings.
                                                           -----------------   ------------------

                                                          $        1,733,466  $         2,235,829
                                                           =================   ==================

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                     546,767
                2004                                       595,096
                2005                                       591,603
                                       ---------------------------

                                     $                   1,733,466
                                       ===========================

Based on the borrowing rates currently available to the Joint Venture for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2002 and 2001 was approximately $1,784,000 and $2,278,000, respectively.

Note 5 - Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on the noncancellable operating lease:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2003                 $                     752,787
                2004                                       752,787
                2005                                       439,126
                                       ---------------------------

                                     $                   1,944,700
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

The Blankenbaker Business Center Joint Venture was charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001 and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The professional and administrative expenses - affiliated includes a cost recovery to provide for expenditures made on the Joint Venture's behalf.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $            57,133 $            56,110 $           54,486
                                                       ------------------  ------------------  -----------------

Property management                                                22,595              20,091             15,563
Leasing                                                             3,831               5,106                 --
Administrative - operating                                          9,900               9,903             17,268
Other                                                               1,681                 962                971
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                         38,007              36,062             33,802
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated                  --                  --            200,000
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $            95,140 $            92,172 $          288,288
                                                       ==================  ==================  =================
Note 7 - Commitments and Contingencies

The Joint Venture, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Joint Venture with existing laws has not had a material adverse effect on the Joint Venture's financial condition and results of operations. However, the Joint Venture cannot predict the impact of new or changed laws or regulations on the currently owned properties or on properties that may be acquired in the future.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against the General Partner of NTS-Properties VII, Ltd., the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of the General Partner of NTS-Properties VII, Ltd. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements at December 31, 2002.

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of the General Partner of NTS-Properties VII, Ltd. and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that the General Partner of NTS-Properties VII, Ltd. and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against the General Partner of NTS-Properties VII, Ltd, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. The General Partner of NTS-Properties VII, Ltd. believes that this action is without merit, and intends to vigorously defend it.

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

Item 9 - Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10 - Directors and Executive Officers of the Registrant

Because we are a limited partnership and not a corporation, we do not have directors or officers. We are managed by our General Partner, NTS-Properties Associates VII. Additionally we have entered into a management contract with NTS Development Company, an affiliate of our General Partner, to provide property management services.

The General Partners of NTS-Properties Associates VII are as follows:

J. D. Nichols

Mr. Nichols (age 61) is the managing General Partner of NTS-Properties Associates VII and is Chairman of the Board of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J. D. Nichols is Chairman of the Board and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J. D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 49), President of NTS Corporation and NTS Development Company joined the Manager in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon's Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firms expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor's Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, Greater Louisville Inc., National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors and Executive Committee of Greater Louisville Inc. and Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 44), Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company, joined the Manager in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor's Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

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

Item 11 - Management Remuneration and Transactions

The officers and/or directors of our corporate General Partner receive no direct remuneration in such capacities. We are required to pay a property management fee based on gross revenues to NTS Development Company. We are also required to pay to NTS Development Company a repair and maintenance fee on costs related to specific projects and a refinancing fee on Net Cash Proceeds from the refinancing of any of our properties. Also, NTS Development Company provides certain other services to us. See Item 8 - Note 6 which describes the calculations of these fees and sets forth transactions with affiliates of our General Partner for the years ended December 31, 2002, 2001 and 2000.

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 - Note 1E which describes the methods used to determine income allocations and cash distributions.

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2003.

ORIG, LLC                                           216,080 Interests (39.13%)
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

Our General Partner is NTS-Properties Associates VII, a Kentucky limited partnership, 10172 Linn Station Road, Louisville, Kentucky 40223. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates VII are as follows:

J. D. Nichols                                           36.05%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation                        11.95%
10172 Linn Station Road
Louisville, Kentucky 40223

The remaining 52.00% interests are owned by various limited partners of NTS-Properties Associates VII.

Item 13 - Certain Relationships and Related Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% of gross revenues from the residential properties. Also pursuant to an agreement with us, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2002, 2001, and 2000. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

These charges were as follows:

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2002                2001               2000
                                                       ------------------  ------------------  -----------------
Property management fees                              $            77,413 $            78,563 $           83,823
                                                       ------------------  ------------------  -----------------

Property management                                               153,129             154,611            138,777
Leasing                                                            31,968              27,450             25,057
Administrative - operating                                         79,844              70,865             70,758
Other                                                               1,366               1,438              1,209
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        266,307             254,364            235,801
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             115,224             109,311             85,611
                                                       ------------------  ------------------  -----------------

Repairs and maintenance fees                                        2,235               2,150              9,340
Construction management                                             1,547                 600                116
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                   3,782               2,750              9,456
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           462,726 $           444,988 $          414,691
                                                       ==================  ==================  =================

Our affiliate, ORIG, LLC has participated in tender offers for our Interests. See Item 8 - Note 3 for additional information on these tender offers.

Item 14 - Controls and Procedures

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

PART IV

Item 15 - Exhibits, Financial Statement Schedules and Reports on Form 8-K

1 - Financial Statements

The financial statements for the year ended December 31, 2002 along with the report from Ernst & Young LLP dated March 26, 2003, and the financial statements for the years ended December 31, 2001 and 2000 along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 - Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	56-57

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 - Exhibits

Exhibit No.

3.	Amended and Restated Agreement and Certificate of Limited	*
Partnership of NTS-Properties VII, Ltd., a Florida limited partnership.

10.	Property Management and Construction Agreement between NTS	*
Development Company and NTS-Properties VII, Ltd.

99.1	Certification of Chief Executive Officer Pursuant to Section 906	**
of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to Section 906	**
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987
(effective October 29, 1987) under Commission File No. 33-14308.

**	Attached as an exhibit with this Form 10-K.

4 - Reports on Form 8-K

None.

NTS-PROPERTIES VII, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2002

                                                                     Park Place
                                                  The Park at        Apartments
                                                  the Willows         Phase II            Total
                                                ---------------    ---------------   ---------------
Encumbrances                                         None                (A)

Initial cost to partnership:
  Land                                        $         457,048  $       2,616,693  $      3,073,741
  Buildings and improvements                          2,091,968          7,692,119         9,784,087

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                     135,817            277,618           413,435

Gross amount at which carried
  December 31, 2002 (B):
    Land                                      $         461,250  $       2,655,062  $      3,116,312
    Buildings and improvements                        2,223,583          7,931,368        10,154,951
                                                ---------------    ---------------   ---------------

     Total                                    $       2,684,833  $      10,586,430  $     13,271,263
                                                ===============    ===============   ===============

Accumulated depreciation                      $       1,205,864  $       4,771,202  $      5,977,066
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
(B) Aggregate cost of real estate for tax purposes is approximately $12,823,000.
(C) Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities.
(D) Reconciliation, net of accumulated depreciation, to financial statements:

    Total gross cost on December 31, 2002                                            $     13,271,263
    Additions to Partnership for computer hardware and software in 1998                         8,797
    Additions to Partnership for computer hardware and software in 1999                         9,144
                                                                                      ---------------

    Balance on December 31, 2002                                                           13,289,204
    Less accumulated depreciation                                                           5,977,066
    Less accumulated depreciation for Partnership computer hardware and software               12,559
                                                                                      ---------------

    Land, buildings and amenities, net on December 31, 2002                          $      7,299,579
                                                                                      ===============

NTS-PROPERTIES VII, LTD.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2000                   $         13,084,898 $          4,757,842

Additions during period:
  Improvements                                             199,637                   --
  Depreciation                                                  --              380,889

Deductions during period:
  Retirements                                              (97,760)             (40,411)
                                                ------------------   ------------------

Balances on December 31, 2000                           13,186,775            5,098,320

Additions during period:
  Improvements                                             146,618                   --
  Depreciation                                                  --              452,914

Deductions during period:
  Retirements                                              (96,890)             (45,436)
                                                ------------------   ------------------

Balances on December 31, 2001                           13,236,503            5,505,798

Additions during period:
  Improvements                                              72,080                   --
  Depreciation                                                  --              501,168

Deductions during period:
  Retirements                                              (19,379)             (17,341)
                                                ------------------   ------------------

Balances on December 31, 2002                 $         13,289,204 $          5,989,625
                                                ==================   ==================

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES VII, LTD

By:	NTS-Properties Associates VII,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of
NTS Capital Corporation

Date: March 31, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates VII and
Chairman of the Board and Sole Director of NTS
Capital Corporation
/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our General Partner.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Brian F. Lavin, certify that:

  I have reviewed this annual report on Form 10-K for NTS-Properties VII, Ltd.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated joint venture, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/     Brian F. Lavin
      President of NTS Capital Corporation, General Partner of NTS-Properties Associates VII, General Partner of NTS-Properties VII, Ltd.

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes Oxley Act of 2002

      I, Gregory A. Wells, certify that:

  I have reviewed this annual report on Form 10-K of NTS-Properties VII, Ltd.;

  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

  The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated joint venture, (collectively the "Partnership") is made known to the Certifying Officers by others within the Partnership, particularly during the period in which this annual report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the General Partner:

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

  The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      Date: March 31, 2003

      /s/      Gregory A. Wells
      Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VII, General Partner of NTS-Properties VII, Ltd.

      See also the certification pursuant to Section 906 of the Sarbanes Oxley Act of 2002, which is also attached to this report.