Form 10-Q
period 2003-03-31
NTS PROPERTIES VII LTD/FL
filed 2003-05-15
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD.

Florida	61-1119232
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant's telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

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

TABLE OF CONTENTS

PART I

		Pages
Item 1.	Financial Statements

	Balance Sheets as of March 31, 2003 and December 31, 2002	4

	Statement of Partners' Equity as of March 31, 2003	4

	Statements of Operations for the Three Months
	Ended March 31, 2003 and 2002	5

	Statements of Cash Flows for the Three Months
	Ended March 31, 2003 and 2002	6

	Notes to Financial Statements	7-11

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II

Item 1.	Legal Proceedings	18

Item 2.	Changes in Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18-19

Signatures		20

Certifications		21-22

Some of the statements included in this Form 10-Q, particularly those included in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A"), may be considered "forward-looking statements" because the statements relate to matters which have not yet occurred. For example, phrases such as "we anticipate," "believe," or "expect" indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligations to publicly release the result of any revisions to these forward-looking statements that may be made to reflect any future events or circumstances.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner's best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                     As of                    As of
                                                                   March 31,              December 31,
                                                                     2003                     2002
                                                              -------------------      -------------------
                                                                  (UNAUDITED)

ASSETS
Cash and equivalents                                         $            466,449     $            382,533
Cash and equivalents - restricted                                          29,675                   28,775
Accounts receivable                                                         1,928                    4,532
Land, buildings and amenities, net                                      7,198,177                7,299,579
Investment in and advances to joint venture                               691,307                  663,678
Other assets                                                               52,470                   53,133
                                                              -------------------      -------------------

     TOTAL ASSETS                                            $          8,440,006     $          8,432,230
                                                              ===================      ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgage and notes payable                                   $          3,451,308     $          3,494,218
Accounts payable                                                           87,563                   48,583
Security deposits                                                          30,525                   28,775
Other liabilities                                                          60,210                   40,910
                                                              -------------------      -------------------

     TOTAL LIABILITIES                                                  3,629,606                3,612,486

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                        4,810,400                4,819,744
                                                              -------------------      -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                       $          8,440,006     $          8,432,230
                                                              ===================      ===================

NTS-PROPERTIES VII, LTD.
STATEMENT OF PARTNERS' EQUITY
(UNAUDITED)

                                                    Limited             General
                                                    Partners            Partner               Total
                                               ------------------  ------------------  -------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of  offering costs $        10,935,700 $               100 $         10,935,800
Net loss - prior years                                 (2,906,131)            (29,354)          (2,935,485)
Net loss - current year                                    (9,251)                (93)              (9,344)
Cash distributions declared to date                    (2,717,046)            (27,445)          (2,744,491)
Repurchase of limited partnership interests              (436,080)                 --             (436,080)
                                               ------------------  ------------------  -------------------

BALANCES ON MARCH 31, 2003                    $         4,867,192 $           (56,792)$          4,810,400
                                               ==================  ==================  ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                           Three Months Ended
                                                                               March 31,
                                                              --------------------------------------------
                                                                     2003                     2002
                                                              -------------------      -------------------

REVENUES
Rental income                                                $            431,371     $            357,561
Interest and other income                                                   1,423                    1,444
Income from investment in joint venture                                    28,543                   21,707
                                                              -------------------      -------------------

     TOTAL REVENUES                                                       461,337                  380,712
                                                              -------------------      -------------------

EXPENSES
Operating expenses                                                         97,940                   84,242
Operating expenses - affiliated                                            72,966                   58,883
Interest expense                                                           63,895                   66,846
Management fees                                                            22,600                   18,146
Real estate taxes                                                          21,846                   20,652
Professional and administrative expenses                                   60,549                   19,658
Professional and administrative expenses - affiliated                      29,483                   28,663
Depreciation and amortization                                             101,402                  124,919
                                                              -------------------      -------------------

     TOTAL EXPENSES                                                       470,681                  422,009
                                                              -------------------      -------------------

Net loss                                                     $             (9,344)    $            (41,297)
                                                              ===================      ===================

Net loss allocated to the limited  partners                  $             (9,251)    $            (40,884)
                                                              ===================      ===================

Net loss per limited partnership interest                    $              (0.02)    $              (0.07)
                                                              ===================      ===================

Weighted average number of limited partnership interests                  552,236                  552,236
                                                              ===================      ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Three Months Ended
                                                                                 March 31,
                                                               ----------------------------------------------
                                                                      2003                       2002
                                                               -------------------        -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                     $              (9,344)     $             (41,297)
Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Provision for doubtful accounts                                            862                         --
    Write-off of uncollectible accounts receivable                          (6,508)                        --
    Depreciation and amortization                                          102,182                    125,699
    Income from investment in joint venture                                (28,543)                   (21,707)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                       (900)                      (282)
      Accounts receivable                                                    8,250                        958
      Other assets                                                            (117)                    (9,493)
      Accounts payable                                                      38,980                      4,506
      Security deposits                                                      1,750                        475
      Other liabilities                                                     19,300                     20,135
                                                               -------------------        -------------------

     Net cash provided by operating activities                             125,912                     78,994

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                      --                    (40,239)
Investment in and advances (to) from joint venture                             914                         --
                                                               -------------------        -------------------

     Net cash provided by (used in) investing activities                       914                    (40,239)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes payable                           (42,910)                   (41,188)
                                                               -------------------        -------------------

     Net cash used in financing activities                                 (42,910)                   (41,188)

     Net increase (decrease) in cash and equivalents                        83,916                     (2,433)

CASH AND EQUIVALENTS, beginning of period                                  382,533                    431,232
                                                               -------------------        -------------------

CASH AND EQUIVALENTS, end of period                          $             466,449      $             428,799
                                                               ===================        ===================

Interest paid on a cash basis                                $              63,243      $              66,185
                                                               ===================        ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS- Properties VII, Ltd.'s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10- Q the terms "we," "us" or "our," as the context requires, may refer to the Partnership or its interests in its properties and joint venture.

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

Note 3 - Concentration of Credit Risk

We own and operate, through a joint venture, a commercial rental property - Blankenbaker Business Center 1A, in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. We also own and operate apartment communities - The Park at the Willows, in Louisville, Kentucky and Park Place Apartments Phase II, in Lexington, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 4 - Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2003, approximately $372,000 of our overnight investment was included in cash and cash equivalents.

Note 5 - Cash and Equivalents - Restricted

Cash and equivalents - restricted represents funds received for residential security deposits.

Note 6 - Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 5-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of our properties for federal tax purposes is approximately $12,823,000.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset's carrying value must be written down to fair value. Application of this standard during the period ended March 31, 2003, did not result in an impairment loss.

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

For the three months ended March 31, 2003 and 2002, Blankenbaker Business Center 1A had total revenues of $237,334 and $240,098, respectively, and net income of $91,077 and $69,264, respectively.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 - Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                                      March 31,                 December 31,
                                                                         2003                       2002
                                                                  ------------------         -------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.               $           3,451,308       $           3,488,518

Notes payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
March  2003.                                                                      --                       5,700
                                                                  ------------------         -------------------

                                                               $           3,451,308       $           3,494,218
                                                                  ==================         ===================

As of March 31, 2003, the fair value of long-term debt is approximately $3,717,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

Our mortgage may be prepaid but is subject to a yield-maintenance premium.

Note 9 - Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our general partner, receives property management fees on a monthly basis. The fees are paid in an amount equal to 5% of the gross revenues from our apartment communities. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of the costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2003 and 2002. These charges include items which have been expensed as operating expenses - affiliated or professional and administrative expenses - affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

                                                                     Three Months Ended
                                                                          March 31,
                                                         -------------------------------------------
                                                                2003                    2002
                                                         ------------------      -------------------

Property management fees                              $              22,600    $              18,146
                                                         ------------------      -------------------

Property management                                                  39,135                   34,885
Leasing                                                               7,525                    4,864
Administrative - operating                                           21,153                   18,797
Other                                                                 5,153                      337
                                                         ------------------      -------------------

     Total operating expenses - affiliated                           72,966                   58,883
                                                         ------------------      -------------------

Professional and administrative expenses - affiliated                29,483                   28,663
                                                         ------------------      -------------------

Repair and maintenance fees                                              --                    2,015
Construction management                                                  --                      900
                                                         ------------------      -------------------

     Total related party transactions capitalized                        --                    2,915
                                                         ------------------      -------------------

Total related party transactions                      $             125,049    $             108,607
                                                         ==================      ===================
Note 10 - Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

We are jointly and severally liable under the mortgage loan agreement for the Blankenbaker Business Center 1A debt. The outstanding balance on this mortgage on March 31, 2003 is $1,601,085, which is not reflected in our financial statements.

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending this action.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

On September 24, 2002, in connection with the above-described lawsuit, the plaintiffs voluntarily dismissed two of the individuals and one of the entities that had objected to the lawsuit on personal jurisdiction grounds. This dismissal was the result of an agreement under which some defendants agreed not to contest jurisdiction and the plaintiffs agreed to dismiss other defendants. Additionally, on October 22, 2002, the court issued an order sustaining the demurrer of our general partner and the general partners of two limited partnerships affiliated with us. The effect of this ruling is that our general partner and the other two general partners are no longer parties to the lawsuit. On the same date the court overruled the demurrer of the general partners of two of the partnerships affiliated with us and one individual and two entities affiliated with us. The entities and individuals whose demurrers were overruled remain defendants in the lawsuit. These parties believe the lawsuit is without merit, and are vigorously defending it.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Note 11 - Segment Reporting

Our reportable operating segments include only one segment - Apartment Community Operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") should be read in conjunction with the Financial Statements in Item 1 and the Cautionary Statements below.

Critical Accounting Policies

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgements of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Our most critical business assumption is that our properties' occupancy will remain at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows and occupancy. We may recognize an impairment of property when the estimated undiscounted operating income before depreciation and amortization is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following table includes our selected summarized operating data for the three months ended March 31, 2003 and March 31, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                                       Three Months Ended
                                                                            March 31,
                                                             ---------------------------------------
                                                                    2003                 2002
                                                             ------------------   ------------------
Total revenues                                             $            461,337 $            380,712
Operating expenses and operating expenses - affiliated                  170,906              143,125
Interest expense                                                         63,895               66,846
Depreciation and amortization                                           101,402              124,919
Net loss                                                                 (9,344)             (41,297)

Rental and other income generated by our properties and joint venture for the three months ended March 31, 2003 and 2002 were as follows:

                                                                 Three Months Ended
                                                                     March 31,
                                                   ----------------------------------------------
                                                           2003                       2002
                                                   -------------------        -------------------
Wholly-Owned Properties
The Park at the Willows                           $             83,954       $             70,631
Park Place Apartments Phase II                    $            347,886       $            287,224

Joint Venture Property
(Ownership % on March 31, 2003)
Blankenbaker Business Center 1A (31.34%)          $            237,334       $            240,098

The occupancy levels at our properties and joint venture as of March 31, 2003 and 2002 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                      -------------------------------------------------
                                                              2003                         2002
                                                      --------------------          -------------------
Wholly-Owned Properties
The Park at the Willows                                       92%                           71%
Park Place Apartments Phase II                                93%                           78%

Joint Venture Property
(Ownership % on March 31, 2003)
Blankenbaker Business Center 1A (31.34%)                      100%                         100%

The average occupancy levels at our properties and joint venture for the three months ended March 31, 2003 and 2002 were as follows:

                                                                     Three Months Ended
                                                                          March 31,
                                                      -------------------------------------------------
                                                             2003                          2002
                                                      -------------------           -------------------
Wholly-Owned Properties
The Park at the Willows                                       94%                           72%
Park Place Apartments Phase II                                91%                           77%

Joint Venture Property
(Ownership % on March 31, 2003)
Blankenbaker Business Center 1A (31.34%)                     100%                          100%

We are making efforts to improve occupancy at our apartment communities. We have an on-site leasing staff, who are employees of NTS Development Company, at each of the apartment communities. The staff handles all on-site visits from potential tenants, coordinates local advertising with NTS Development Company's marketing staff, makes visits to local companies to promote fully furnished apartments and works with current residents on lease renewals.

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months ending March 31, 2002 and March 31, 2003.

Rental Income

Rental income increased approximately $74,000, or 21%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily due to an increase in average occupancy at Park Place Apartments Phase II and The Park at the Willows.

Income from Investment in Joint Venture

Income from investment in joint venture increased approximately $7,000, or 32%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is a result of increased income at Blankenbaker Business Center 1A primarily due to decreased interest expense and operating expenses.

Operating Expenses

Operating expenses increased approximately $14,000, or 16%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily the result of increased repairs and maintenance expenses at Park Place Apartments Phase II. The increase is also a result of increased water and sewer expense at Park Place Apartments Phase II and The Park at the Willows.

Operating Expenses - Affiliated

Operating expenses - affiliated increased $14,000, or 24%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily a result of increased landscaping salaries, leasing salaries and maintenance salaries at Park Place Apartments Phase II. Operating expenses - affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our properties.

Professional and Administrative Expenses

Professional and administrative expense increased approximately $41,000 for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily the result of increased legal and professional fees related to our potential consolidation.

Depreciation and Amortization

Depreciation and amortization decreased approximately $24,000, or 19%, for the three months ended March 31, 2003, as compared to the same period in 2002. The decrease is primarily the result of the roof assets at Park Place Apartments Phase II becoming fully depreciated by December 31, 2002.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2003 and 2002.

Cash flows provided by (used in):

                                                                  Three Months Ended
                                                                       March 31,
                                                      -------------------------------------------
                                                             2003                    2002
                                                      -------------------     -------------------
Operating activities                                 $            125,912    $             78,994
Investing activities                                                  914                 (40,239)
Financing activities                                              (42,910)                (41,188)
                                                      -------------------     -------------------

     Net increase (decrease) in cash and equivalents $             83,916    $             (2,433)
                                                      ===================     ===================
Cash Flows

Net cash provided by operating activities increased approximately $47,000, or 59%, for the three months ended March 31, 2003, as compared to the same period in 2002. The increase is primarily driven by the changes in accounts payable and accounts receivable.

The increase of approximately $41,000 in net cash provided by investing activities for the three months ended March 31, 2003, as compared to the same period in 2002, was mainly the result of decreased additions to land, buildings and amenities.

Due to the fact that no distributions were made during the three months ended March 31, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to continue the operations of our properties without additional financing. Our future liquidity depends significantly on our properties' occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, then our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the cash flows from operations and cash reserves will be sufficient to meet our needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $466,449 on March 31, 2003.

We are aware that our sole commercial tenant whose lease will expire soon is making efforts to seek alternatives to renewing their expiring lease with us. The failure of this tenant to renew their lease would result in a loss of annual rental revenue and operating expense recoveries of approximately $938,000. Income from our investment in the joint venture that owns this property would decrease accordingly. This would significantly impact our liquidity, and could result in significant costs to refurbish the vacated space and locate a new tenant. At this time, we are not certain whether the tenant intends to renew their lease as allowed by the lease agreement, or vacate their space.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of March 31, 2003, one roof replacement has been completed. The total cost of replacing the remaining roofs is estimated to be $340,000 ($20,000 per building). Nine roof replacements have been budgeted for 2003.

Blankenbaker Business Center 1A is expected to require a new roof in 2003. The roof replacement is expected to cost approximately $235,000. Our share of this cost is expected to be approximately $74,000.

We have no other material commitments for renovations or capital expenditures as of March 31, 2003.

Impact of Inflation

The lease at Blankenbaker Business Center 1A provides for the tenant to contribute their proportionate share of common area maintenance expenses, insurance, utilities and real estate taxes. This lease provision, along with the fact that residential leases are generally for a period of one year, are intended to protect us, in part, from the impact of inflation and changing prices.

Potential Consolidation

Our general partner, along with the general partners of four other public limited partnerships affiliated with us, is investigating a consolidation with other affiliated entities. In addition to these affiliated entities, the consolidation would likely involve several private partnerships and our general partner. The new combined entity would own all of the properties currently owned by the public limited partnerships, and the limited partners or other owners of these entities would receive an ownership interest in the combined entity. The number of ownership interests to be received by limited partners and the other owners of the entities participating in the consolidation would likely be determined based on the relative value of the assets contributed to the combined entity by each public limited partnership, reduced by any indebtedness assumed by the entity. The majority of the contributed assets would consist of real estate properties, whose relative values would be based on appraisals. The potential benefits of consolidating the entities include: reducing the administrative costs as a percentage of assets and revenues by creating a single public entity; diversifying limited partners' investments in real estate to include additional markets and types of properties; and creating an asset base and capital structure that may enable greater access to the capital markets. There are, however, also a number of potential adverse consequences to a consolidation such as, the expenses associated with a consolidation and the fact that the interests of our limited partners in the combined entity would be smaller on a percentage basis than their interests in us. A consolidation requires approval of our limited partners and the limited partners and other equity holders of the other proposed participants to the consolidation. Accordingly, there is no assurance that the consolidation will occur.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the "About NTS" section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $196,000 decrease in the fair value of debt.

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

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partners of another public partnership affiliated with us and a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

Item 2 - Changes in Securities and Use of Proceeds
None.

Item 3 - Defaults Upon Senior Securities
None.

Item 4 - Submission of Matters to a Vote of Security Holders
None.

Item 5 - Other Information
None.

Item 6 - Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties
VII, Ltd., a Florida limited partnership. *

(99.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
of 2002. **

(99.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002. **

(b)	Reports on Form 8-K

None.
*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987
(effective October 29, 1987) under Commission File No. 33-14308.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.

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
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 15, 2003

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Brian F. Lavin, certify that:

  I have reviewed this quarterly report on Form 10-Q of NTS- Properties VII, Ltd.;

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated joint venture, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Brian F. Lavin
President of NTS Capital Corporation, General Partner of NTS-Properties Associates VII, General Partner of NTS-
Properties VII, Ltd.

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

CERTIFICATION

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gregory A. Wells, certify that:

  I have reviewed this quarterly report on Form 10-Q of NTS- Properties VII, Ltd.;

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

  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its unconsolidated joint venture, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation, General Partner of NTS-Properties Associates VII, General Partner
of NTS-Properties VII, Ltd.

See also the certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which is attached as an exhibit to this report.

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Amended and Restated Agreement and Certificate of Limited
Partnership of NTS-Properties VII, Ltd., a Florida limited
partnership. *

99.1	Certification of Chief Executive Officer Pursuant to Section 906 of
the Sarbanes-Oxley Act of 2002. **

99.2	Certification of Chief Financial Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987
(effective October 29, 1987) under Commission File No. 33-14308.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.