Form 10-Q
period 2003-06-30
NTS PROPERTIES VII
filed 2003-08-14
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD.

Florida	61-1119232
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502) 426-4800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [  ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [  ] No [X]

TABLE OF CONTENTS

PART I

		Pages
Item 1	Financial Statements
	Balance Sheets as of June 30, 2003 and December 31, 2002	4
	Statement of Partners' Equity as of June 30, 2003	4
	Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002	5
	Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002	6
	Notes to Financial Statements	7-13
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4	Controls and Procedures	20

PART II

Some of the statements included in this Quarterly Report on Form 10-Q, particularly those included in Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may not occur, or may occur in a different manner which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our Annual Report on Form 10-K for the year ended December 31, 2002. Any forward-looking information provided by us pursuant to the safe harbor established by securities legislation should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                        As of                As of
                                                                      June 30,           December 31,
                                                                        2003                 2002
                                                                 -------------------  -------------------
                                                                     (UNAUDITED)

ASSETS
Cash and equivalents                                            $            464,303 $            382,533
Cash and equivalents - restricted                                             29,700               28,775
Accounts receivable                                                              323                4,532
Land, buildings and amenities, net                                         7,227,293            7,299,579
Investment in and advances to joint venture                                  718,751              663,678
Other assets                                                                  41,333               53,133
                                                                 -------------------  -------------------

     TOTAL ASSETS                                               $          8,481,703 $          8,432,230
                                                                 ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgage and notes payable                                      $          3,414,795 $          3,494,218
Accounts payable                                                             179,337               48,583
Security deposits                                                             28,075               28,775
Other liabilities                                                             89,861               40,910
                                                                 -------------------  -------------------

     TOTAL LIABILITIES                                                     3,712,068            3,612,486

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                           4,769,635            4,819,744
                                                                 -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                          $          8,481,703 $          8,432,230
                                                                 ===================  ===================

NTS-PROPERTIES VII, LTD.
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner              Total
                                                -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs   $       10,935,700 $               100 $        10,935,800
Net loss - prior years                                 (2,906,131)            (29,354)         (2,935,485)
Net loss - current year                                   (49,608)               (501)            (50,109)
Cash distributions declared to date                    (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership interests              (436,080)                 --            (436,080)
                                                -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2003                      $        4,826,835 $           (57,200)$         4,769,635
                                                =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------

REVENUES
Rental income                                 $      427,262 $      365,575 $      858,633  $      723,137
Interest and other income                              1,469          2,544          2,892           3,988
Income from investment in joint venture               27,444         25,602         55,987          47,309
Gain on sale of assets                                    --            293             --             293
                                               -------------  -------------  -------------   -------------

     TOTAL REVENUES                                  456,175        394,014        917,512         774,727
                                               -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                   125,362         97,231        223,302         181,474
Operating expenses - affiliated                       67,192         61,864        140,159         120,747
Loss on disposal of assets                                --            450             --             450
Interest expense                                      62,474         67,559        126,370         134,405
Management fees                                       21,697         19,302         44,297          37,448
Real estate taxes                                     21,846         22,239         43,692          42,891
Professional and administrative expenses              63,273         18,825        123,820          38,483
Professional and administrative expenses -
  affiliated                                          33,954         28,444         63,437          57,107
Depreciation and amortization                        101,142        125,159        202,544         250,078
                                               -------------  -------------  -------------   -------------

     TOTAL EXPENSES                                  496,940        441,073        967,621         863,083
                                               -------------  -------------  -------------   -------------

Net loss                                      $      (40,765)$      (47,059)$      (50,109) $      (88,356)
                                               =============  =============  =============   =============

Net loss allocated to the limited  partners   $      (40,357)$      (46,588)$      (49,608) $      (87,472)
                                               =============  =============  =============   =============

Net loss per limited partnership interest     $       (0.07) $       (0.08) $       (0.09)  $       (0.16)
                                               =============  =============  =============   =============

Weighted average number of limited
  partnership interests                              552,236        552,236        552,236         552,236
                                               =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $             (50,109)$              (88,356)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                            4,405                     --
    Write - off of uncollectible accounts receivable                         (10,913)                    --
    Loss on disposal of assets                                                    --                    450
    Gain on sale of assets                                                        --                   (293)
    Depreciation and amortization                                            204,105                251,640
    Income from investment in joint venture                                  (55,987)               (47,309)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                         (925)                (3,682)
      Accounts receivable                                                     10,717                 (4,983)
      Other assets                                                            10,239                  2,489
      Accounts payable                                                       130,754                (43,494)
      Security deposits                                                         (700)                 3,875
      Other liabilities                                                       48,951                 66,018
                                                                  ------------------    -------------------

     Net cash provided by operating activities                               290,537                136,355

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets                                                      --                    293
Additions to land, buildings and amenities                                  (130,258)               (48,711)
Investment in and advances to joint venture                                      914                     --
                                                                  ------------------    -------------------

     Net cash used in investing activities                                  (129,344)               (48,418)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes payable                             (79,423)               (81,665)
                                                                  ------------------    -------------------

     Net cash used in financing activities                                   (79,423)               (81,665)

     Net increase in cash and equivalents                                     81,770                  6,272

CASH AND EQUIVALENTS, beginning of period                                    382,533                431,232
                                                                  ------------------    -------------------

CASH AND EQUIVALENTS, end of period                            $             464,303 $              437,504
                                                                  ==================    ===================

Interest paid on a cash basis                                  $             127,131 $              133,080
                                                                  ==================    ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

The unaudited financial statements included herein should be read in conjunction with NTS-Properties VII’s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months and six months ended June 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VII or its interests in its properties and joint venture.

Note 1 — Consolidation Policy and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. The less than 50% owned joint venture is accounted for under the equity method.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interests Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and became effective July 1, 2003, for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 2 — Use of Estimates in the Preparation of Financial Statements

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

Note 3 — Concentration of Credit Risk

We own and operate, through a joint venture, one commercial rental property — Blankenbaker Business Center 1A, in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. We also own and operate two apartment communities — The Park at the Willows, in Louisville, Kentucky and Park Place Apartments Phase II, in Lexington, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2003, approximately $347,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 6 — Basis of Property and Depreciation

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended June 30, 2003, did not result in an impairment loss.

Note 7 — Investment in Joint Venture

Blankenbaker Business Center Joint Venture (the “Joint Venture’) was organized on December 28, 1990, by us and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our general partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

For the three months ended June 30, 2003 and 2002, Blankenbaker Business Center 1A had total revenues of $237,396 and $237,347, respectively, and net income of $87,568 and $81,689, respectively.

For the six months ended June 30, 2003 and 2002, Blankenbaker Business Center 1A had total revenues of $474,730 and $477,444, respectively, and net income of $178,645 and $150,953, respectively.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

Note 8 — Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                                       June 30,           December 31,
                                                                         2003                 2002
                                                                  ------------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.               $           3,414,795 $          3,488,518

Notes payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
March  2003.                                                                      --                5,700
                                                                  ------------------    -----------------

                                                               $           3,414,795 $          3,494,218
                                                                  ==================    =================

As of June 30, 2003, the fair value of long-term debt is approximately $3,929,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

Our mortgage may be prepaid but is subject to a yield-maintenance premium.

Note 9 — Related Party Transactions

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  -----------------------------------------
                                                                         2003                  2002
                                                                  ------------------    -------------------

Property management fees                                       $              44,297 $               37,448
                                                                  ------------------    -------------------

Property management                                                           78,677                 71,046
Leasing                                                                       14,555                 11,797
Administrative - operating                                                    41,406                 37,230
Other                                                                          5,521                    674
                                                                  ------------------    -------------------

     Total operating expenses - affiliated                                   140,159                120,747
                                                                  ------------------    -------------------

Professional and administrative expenses - affiliated                         63,437                 57,107
                                                                  ------------------    -------------------

Repair and maintenance fees                                                    7,258                  2,235
Construction management                                                           --                  1,547
                                                                  ------------------    -------------------

     Total related party transactions capitalized                              7,258                  3,782
                                                                  ------------------    -------------------

Total related party transactions                               $             255,151 $              219,084
                                                                  ==================    ===================

Note 10 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition and results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

We are jointly and severally liable under the mortgage loan agreement for the Blankenbaker Business Center 1A debt. The outstanding balance on this mortgage on June 30, 2003 is $1,465,870, which is not reflected in our financial statements.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner. The plaintiffs allege,

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle this action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment, and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the six months ended June 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $9,200, which was included in our professional and administrative expenses.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the proposed settlement of the Buchanan and Bohm litigations, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $24,000.

Note 11 — Segment Reporting

Our reportable operating segments include only one segment — Apartment Community Operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements in Item 1 and the cautionary statements below.

Critical Accounting Policies

The accompanying financial statements were prepared in conformity with accounting principles generally accepted in the United States. Application of these accounting principles requires us to make estimates about the future resolution of existing uncertainties; as a result, actual results could differ from these estimates. In preparing these financial statements, we have made our best estimates and judgments of the amounts and disclosures included in the financial statements, giving due regard to materiality.

Impairment

We review properties for impairment on a property-by-property basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. These circumstances include, but are not limited to, declines in cash flows, occupancy and comparable sales per square foot at the property. We would be required to recognize an impairment when a property’s estimated undiscounted cash flow is less than the carrying value of the property. To the extent an impairment has occurred, we charge to income the excess of the carrying value of the property over its estimated fair value. We may decide to sell properties that are held for use. The sales prices of these properties may differ from their carrying values.

Results of Operations

The following table includes our selected summarized operating data for the three months and six months ended June 30, 2003 and June 30, 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                                ------------------------------    ------------------------------
                                                    2003             2002             2003             2002
                                                -------------    -------------    -------------    -------------
Total revenues                                $       456,175 $        394,014 $        917,512 $        774,727
Operating expenses and operating
  expenses - affiliated                               192,554          159,095          363,461          302,221
Interest expense                                       62,474           67,559          126,370          134,405
Depreciation and amortization                         101,142          125,159          202,544          250,078
Net loss                                              (40,765)         (47,059)         (50,109)         (88,356)

Rental and other income generated by our properties and joint venture for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                    Three Months Ended             Six Months Ended
                                                         June 30,                      June 30,
                                               ----------------------------  -----------------------------
                                                   2003           2002           2003            2002
                                               -------------  -------------  -------------   -------------
Wholly-Owned Properties
The Park at the Willows                       $       78,608 $       80,027 $      162,561  $      150,657
Park Place Apartments Phase II                $      349,066 $      287,157 $      696,952  $      574,381

Joint Venture Property
(Ownership % on June 30, 2003)
Blankenbaker Business Center 1A (31.34%)      $      237,396 $      237,347 $      474,730  $      477,444

The occupancy levels at our properties and joint venture as of June 30, 2003 and 2002 were as follows:

                                                               2003                        2002
                                                        -------------------         -------------------
Wholly-Owned Properties
The Park at the Willows                                         73%                         79%
Park Place Apartments Phase II                                  93%                         78%

Joint Venture Property
(Ownership % on June 30, 2003)
Blankenbaker Business Center 1A (31.34%)                       100%                        100%

The average occupancy levels at our properties and joint venture for the three months and six months ended June 30, 2003 and 2002 were as follows:

                                                Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                          -------------------------------     --------------------------------
                                              2003              2002              2003               2002
                                          -------------     -------------     -------------     --------------
Wholly-Owned Properties
The Park at the Willows                        78%               80%               85%               76%
Park Place Apartments Phase II                 94%               77%               93%               77%

Joint Venture Property
(Ownership % on June 30, 2003)
Blankenbaker Business Center 1A (31.34%)      100%              100%              100%               100%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three months and six months ending June 30, 2002 and June 30, 2003.

Rental Income

Rental income increased approximately $62,000, or 17%,and $135,000, or 19%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily due to an increase in average occupancy at Park Place Apartments Phase II and The Park at the Willows.

Income from Investment in Joint Venture

Income from investment in joint venture increased approximately $9,000, or 18%, for the six months ended June 30, 2003, as compared to the same period in 2002. The increase is a result of increased income at Blankenbaker Business Center 1A primarily due to decreased interest expense and operating expenses.

Operating Expenses

Operating expenses increased approximately $28,000, or 29%, and $42,000, or 23% for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The increase is primarily the result of increased repairs and maintenance expense and landscaping expense at Park Place Apartments Phase II. The increase is also a result of increased water and sewer expense at Park Place Apartments Phase II and The Park at the Willows.

Operating Expenses — Affiliated

Operating expenses — affiliated increased $19,000, or 16%, for the six months ended June 30, 2003, as compared to the same period in 2002. The increase is primarily a result of increased maintenance salaries, landscaping salaries and leasing salaries at Park Place Apartments Phase II. Operating expenses — affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses

Professional and administrative expense increased approximately $44,000 and $85,000 for the three months and six months ended June 30, 2003, respectively as compared to the same periods in 2002. The increase is primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Depreciation and Amortization

Depreciation and amortization decreased approximately $24,000, or 19%, and $48,000, or 19%, for the three months and six months ended June 30, 2003, respectively, as compared to the same periods in 2002. The decrease is primarily the result of the roof assets at Park Place Apartments Phase II becoming fully depreciated by December 31, 2002.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                 Six Months Ended
                                                                     June 30,
                                                     ----------------------------------------
                                                            2003                 2002
                                                     -------------------  -------------------
Operating activities                                $            290,537 $            136,355
Investing activities                                            (129,344)             (48,418)
Financing activities                                             (79,423)             (81,665)
                                                     -------------------  -------------------

     Net increase in cash and equivalents           $             81,770 $              6,272
                                                     ===================  ===================

Cash Flows

Net cash provided by operating activities increased approximately $154,000 for the six months ended June 30, 2003, as compared to the same period in 2002. The increase is primarily driven by the change in accounts payable as well as the improved earnings from operations before noncash items.

The increase of approximately $81,000 in net cash used in investing activities for the six months ended June 30, 2003, as compared to the same period in 2002, is mainly the result of increased capital expenditures for Park Place Apartments Phase II for roof replacements.

Due to the fact that no distributions were made during the six months ended June 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with Accounting Principles Generally Accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to continue the operations of our properties without additional financing, excluding the capital improvements and leasing costs described below. Our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired.

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the future cash flows from operations combined with our current cash reserves will be sufficient to meet these needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $464,303 on June 30, 2003.

We are aware that the sole commercial tenant of our joint venture’s commercial building is making efforts to seek alternatives to renewing its expiring lease. The failure of this tenant to renew its lease would result in a loss of annual rental revenue and operating expense recoveries of approximately $938,000. Income from our investment in the joint venture that owns this property would decrease accordingly. This would significantly affect our liquidity, and could result in significant costs to refurbish the vacated space and locate a new tenant. At this time, we are not certain whether the tenant intends to renew its lease as allowed by the lease agreement, or vacate its space.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2003, eleven roof replacements have been completed. The total cost of replacing the remaining roofs is estimated to be $140,000 ($20,000 per building). Four roof replacements have been budgeted for the remainder of 2003.

Blankenbaker Business Center 1A, in the second quarter 2003, began a roof replacement that is expected to cost approximately $140,000. As of June 30, 2003 the roof replacement is 45% complete with costs incurred of approximately $63,000. Our share of this cost is approximately $20,000.

The demands on liquidity as discussed above will be managed by our general partner using cash provided by operations, cash reserves, existing financing or additional financing secured by our properties. Typically, these capital improvements and leasing costs require use of existing financing or additional financing. There can be no guarantee that such funds will be available at which time our general partner will manage the demand on liquidity according to our best interest.

We have no other material commitments for renovations or capital expenditures as of June 30, 2003.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities and that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the six months ended June 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $24,000.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file this material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not incorporated into this Quarterly Report on Form 10-Q.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $208,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of June 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740). As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership, as described in more detail in Part I, Item 2 under the caption “Proposed Merger.”

On June 30, 2003, a stipulation and order of stay was entered in the Bohm litigation with the agreement of counsel for both parties under which the action was stayed pending the possible resolution of the Buchanan litigation. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by September 8, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Item 2 — Changes in Securities and Use of Proceeds
None.

Item 3 — Defaults Upon Senior Securities
None.

Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 5 — Other Information
None.

Item 6 — Exhibits and Reports on Form 8-K

(a)	Exhibits

(3)	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties VII, Ltd., a Florida limited partnership. *

(31.1)	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(31.2)	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

(32.1)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(32.2)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

(b)	Reports on Form 8-K

We filed a Form 8-K on June 20, 2003, to report an agreement in principle with regard to the settlement of the litigation, as discussed in Part II, Item I.

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
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: August 14, 2003

EXHIBIT INDEX

Exhibit Number	Description of Document

3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties VII, Ltd., a Florida limited partnership. *

31.1	Certification of Chief Executive Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Chief Financial Officer Pursuant to SEC Rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. **

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987 (effective October 29, 1987) under Commission File No. 33-14308.

**	Attached as an exhibit to this Quarterly Report on Form 10-Q.