Form 10-Q
period 2003-09-30
NTS PROPERTIES VII
filed 2003-11-13
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD.

Florida	61-1119232
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

10172 Linn Station Road, Louisville, Kentucky 40223
(Address of Principal Executive Offices)

(502)426-4800
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
Yes [  ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of September 30, 2003 and December 31, 2002	4

	Statement of Partners' Equity as of September 30, 2003	4

	Statements of Operations for the Three and Nine
	Months Ended September 30, 2003 and 2002	5

	Statements of Cash Flows for the Nine Months
	Ended September 30, 2003 and 2002	6

	Notes to Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14-20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II — OTHER INFORMATION

Items 1 - 6	21

Signatures	22

Exhibit Index	23

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                As of                As of
                                                            September 30,        December 31,
                                                                2003                 2002
                                                         -------------------  -------------------
                                                             (UNAUDITED)

ASSETS
Cash and equivalents                                    $            307,111 $            382,533
Cash and equivalents - restricted                                     28,225               28,775
Accounts receivable                                                    1,899                4,532
Land, buildings and amenities, net                                 7,192,552            7,299,579
Investment in and advances to joint venture                          766,006              663,678
Other assets                                                          60,216               53,133
                                                         -------------------  -------------------

     TOTAL ASSETS                                       $          8,356,009 $          8,432,230
                                                         ===================  ===================

LIABILITIES AND PARTNERS' EQUITY
Mortgage and notes payable                              $          3,377,592 $          3,494,218
Accounts payable                                                     118,079               48,583
Security deposits                                                     26,625               28,775
Other liabilities                                                     98,552               40,910
                                                         -------------------  -------------------

     TOTAL LIABILITIES                                             3,620,848            3,612,486

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                   4,735,161            4,819,744
                                                         -------------------  -------------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                  $          8,356,009 $          8,432,230
                                                         ===================  ===================

NTS-PROPERTIES VII, LTD.
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                     Limited            General
                                                    Partners            Partner              Total
                                                -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs   $       10,935,700 $               100 $        10,935,800
Net loss - prior years                                 (2,906,131)            (29,354)         (2,935,485)
Net loss - current year                                   (83,737)               (846)            (84,583)
Cash distributions declared to date                    (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership interests              (436,080)                 --            (436,080)
                                                -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2003                 $        4,792,706 $           (57,545)$         4,735,161
                                                =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                 Three Months Ended             Nine Months Ended
                                                   September 30,                  September 30,
                                            ----------------------------  -----------------------------
                                                2003           2002           2003            2002
                                            -------------  -------------  -------------   -------------

REVENUES
Rental income                              $      398,423 $      382,930 $    1,257,056  $    1,106,066
Interest and other income                           2,258          2,414          5,150           6,402
Income from investment in joint venture             7,043         21,365         63,030          68,674
Gain on sale of assets                                 --             71             --             364
                                            -------------  -------------  -------------   -------------

     TOTAL REVENUES                               407,724        406,780      1,325,236       1,181,506
                                            -------------  -------------  -------------   -------------

EXPENSES
Operating expenses                                101,301        124,711        324,603         306,182
Operating expenses - affiliated                    65,344         76,176        205,503         196,924
Loss on disposal of assets                             --          1,587             --           2,038
Interest expense                                   64,556         65,391        190,925         199,797
Management fees                                    19,514         19,582         63,811          57,030
Real estate taxes                                  15,924         22,241         59,616          65,132
Professional and administrative expenses           38,244         29,576        162,066          68,058
Professional and administrative expenses -
  affiliated                                       34,757         27,438         98,193          84,545
Depreciation and amortization                     102,557        125,606        305,102         375,684
                                            -------------  -------------  -------------   -------------

     TOTAL EXPENSES                               442,197        492,308      1,409,819       1,355,390
                                            -------------  -------------  -------------   -------------

Net loss                                   $      (34,473)$      (85,528)$      (84,583) $     (173,884)
                                            =============  =============  =============   =============

Net loss allocated to the limited partners $      (34,128)$      (84,673)$      (83,737) $     (172,145)
                                            =============  =============  =============   =============

Net loss per limited partnership interest  $        (0.06)$        (0.15)$        (0.15) $        (0.31)
                                            =============  =============  =============   =============

Weighted average number of limited
  partnership interests                           552,236        552,236        552,236         552,236
                                            =============  =============  =============   =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                         Nine Months Ended
                                                                           September 30,
                                                             -----------------------------------------
                                                                    2003                  2002
                                                             ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $             (84,583)$             (173,884)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Provision for doubtful accounts                                       8,580                     --
    Write - off of uncollectible accounts receivable                    (15,088)                    --
    Loss on disposal of assets                                               --                  2,038
    Gain on sale of assets                                                   --                   (364)
    Depreciation and amortization                                       307,442                378,025
    Income from investment in joint venture                             (63,030)               (68,674)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                     550                 (5,732)
      Accounts receivable                                                 9,141                 (3,323)
      Other assets                                                       (9,424)                 7,222
      Accounts payable                                                   69,496                (19,255)
      Security deposits                                                  (2,150)                 5,925
      Other liabilities                                                  57,642                 99,437
                                                             ------------------    -------------------

     Net cash provided by operating activities                          278,576                221,415

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of assets                                                 --                    364
Additions to land, buildings and amenities                             (198,074)               (48,894)
Investment in and advances (to) from joint venture                      (39,298)                 4,428
                                                             ------------------    -------------------

     Net cash used in investing activities                             (237,372)               (44,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes payable                       (116,626)              (122,884)
                                                             ------------------    -------------------

     Net cash used in financing activities                             (116,626)              (122,884)

     Net (decrease) increase in cash and equivalents                    (75,422)                54,429

CASH AND EQUIVALENTS, beginning of period                               382,533                431,232
                                                             ------------------    -------------------

CASH AND EQUIVALENTS, end of period                       $             307,111 $              485,661
                                                             ==================    ===================

Interest paid on a cash basis                             $             190,329 $              199,233
                                                             ==================    ===================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties VII, Ltd.‘s 2002 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2003 and 2002. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this Quarterly Report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VII, Ltd. or its interests in its properties and joint venture.

Note 1 — Consolidation Policy and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. The less than 50% owned joint venture is accounted for under the equity method.

Consolidation of Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities. FIN 46 provides guidance on how to identify a variable interest entity (“VIE”) and determine when the assets, liabilities, noncontrolling interests and results of operations of a VIE are to be included in an entity’s consolidated financial statements. A VIE exists when either the total equity investment at risk is not sufficient to permit the entity to finance its activities by itself, or the equity investors lack one of three characteristics associated with owning a controlling financial interest. Those characteristics include the direct or indirect ability to make decisions about an entity’s activities through voting rights or similar rights, the obligation to absorb the expected losses of an entity if they occur, and the right to receive the expected residual returns of the entity if they occur.

FIN 46 was effective immediately for new entities created or acquired after February 1, 2003, and will become effective for the period ending December 31, 2003 for entities in which we had a variable interest prior to February 1, 2003. We are presently evaluating the effect of this pronouncement.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2003, approximately $166,000 of our overnight investment was included in cash and equivalents.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the period ended September 30, 2003, did not result in an impairment loss.

Note 7 — Investment in Joint Venture

Blankenbaker Business Center Joint Venture (the “Joint Venture’) was organized on December 28, 1990, by us and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A (“BBC 1A”) and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our general partner. On August 16, 1994, the Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

For the three months ended September 30, 2003 and 2002, BBC 1A had total revenues of $237,302 and $237,406, respectively, and net income of $22,472 and $68,172, respectively.

For the nine months ended September 30, 2003 and 2002, BBC 1A had total revenues of $712,031 and $714,851, respectively, and net income of $201,117 and $219,126, respectively.

Note 8 — Mortgage and Notes Payable

Mortgage and notes payable consist of the following:

                                                                    September 30,         December 31,
                                                                         2003                 2002
                                                                  ------------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.               $           3,377,592 $          3,488,518

Notes payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.00%, repaid in
March  2003.                                                                      --                5,700
                                                                  ------------------    -----------------

                                                               $           3,377,592 $          3,494,218
                                                                  ==================    =================

As of September 30, 2003, the fair value of long-term debt is approximately $3,674,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2003 and 2002. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                     Nine Months Ended
                                                                       September 30,
                                                         -----------------------------------------
                                                                2003                  2002
                                                         ------------------    -------------------

Property management fees                              $              63,811 $               57,030
                                                         ------------------    -------------------

Property management                                                 118,249                113,469
Leasing                                                              21,898                 24,673
Administrative - operating                                           59,485                 57,768
Other                                                                 5,871                  1,014
                                                         ------------------    -------------------

     Total operating expenses - affiliated                          205,503                196,924
                                                         ------------------    -------------------

Professional and administrative expenses - affiliated                98,193                 84,545
                                                         ------------------    -------------------

Repair and maintenance fees                                          10,982                  2,235
Construction management                                                  --                  1,547
                                                         ------------------    -------------------

     Total related party transactions capitalized                    10,982                  3,782
                                                         ------------------    -------------------

Total related party transactions                      $             378,489 $              342,281
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

We are jointly and severally liable under the mortgage loan agreement for the BBC 1A debt. The outstanding balance on this mortgage on September 30, 2003 is $1,327,763. Our financial statements do not reflect a liability for this mortgage.

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

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the Bohm litigation described below. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

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

On October 1, 2003, in the Bohm litigation the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the Buchanan litigation seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order. For the nine months ended September 30, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $19,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement of the Buchanan and Bohm litigation, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $31,000.

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

Results of Operations

The following table includes our selected summarized operating data for the three and nine months ended September 30, 2003 and 2002. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                            Three Months Ended                Nine Months Ended
                                              September 30,                     September 30,
                                      ------------------------------    ------------------------------
                                          2003             2002             2003             2002
                                      -------------    -------------    -------------    -------------
Total revenues                      $       407,724 $        406,780 $      1,325,236 $      1,181,506
Operating expenses and operating
  expenses - affiliated                     166,645          200,887          530,106          503,106
Interest expense                             64,556           65,391          190,925          199,797
Depreciation and amortization               102,557          125,606          305,102          375,684
Net loss                                    (34,473)         (85,528)         (84,583)        (173,884)

Rental and other income generated by our properties and joint venture for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                  September 30,
                                          ----------------------------  -----------------------------
                                              2003           2002           2003            2002
                                          -------------  -------------  -------------   -------------
Wholly-Owned Properties
The Park at the Willows                  $       67,820 $       74,569 $      230,381  $      225,226
Park Place Apartments Phase II           $      331,208 $      309,909 $    1,028,160  $      884,290

Joint Venture Property
(Ownership % on September 30, 2003)
Blankenbaker Business Center 1A (31.34%) $      237,302 $      237,406 $      712,031  $      714,851

The occupancy levels at our properties and joint venture as of September 30, 2003 and 2002 were as follows:

                                                     2003                        2002
                                              -------------------         -------------------
Wholly-Owned Properties
The Park at the Willows                               79%                         94%
Park Place Apartments Phase II                        89%                         86%

Joint Venture Property
(Ownership % on September 30, 2003)
Blankenbaker Business Center 1A (31.34%)             100%                        100%

The average occupancy levels at our properties and joint venture for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                        -------------------------------     -------------------------------
                                            2003              2002              2003               2002
                                        -------------     -------------     -------------     -------------
Wholly-Owned Properties
The Park at the Willows                      76%               85%               83%               79%
Park Place Apartments Phase II               88%               85%               91%               80%

Joint Venture Property
(Ownership % on September 30, 2003)
Blankenbaker Business Center 1A (31.34%)    100%              100%              100%               100%

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

The following discussion relating to changes in our results of operations includes only those line items within our Statements of Operations for which there was a material change between the three and nine months ending September 30, 2002 and 2003.

Rental Income

Rental income increased approximately $151,000, or 14%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase is primarily due to an increase in average occupancy at Park Place Apartments Phase II and The Park at the Willows.

Income from Investment in Joint Venture

Income from investment in joint venture decreased approximately $14,000, or 67%, for the three months ended September 30, 2003, as compared to the same period in 2002. The decrease is a result of decreased income at Blankenbaker Business Center 1A primarily the result of a loss on disposal of assets. The loss on disposal of assets can be attributed to the retirement of the roof which was not fully depreciated. The overall decrease is partially offset by decreased interest expense at Blankenbaker Business Center 1A, due to the decreased debt level.

Operating Expenses

Operating expenses decreased approximately $23,000, or 19%, for the three months ended September 30, 2003, as compared to the same period in 2002. The decrease is primarily the result of decreased repairs and maintenance costs and advertising costs at Park Place Apartments Phase II.

Operating Expenses — Affiliated

Operating expenses — affiliated decreased $11,000, or 14%, for the three months ended September 30, 2003, as compared to the same period in 2002. The decrease is primarily due to decreased leasing salaries and housekeeping salaries at Park Place Apartments Phase II. Operating expenses — affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of our general partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses

Professional and administrative expense increased approximately $9,000 and $94,000 for the three and nine months ended September 30, 2003, respectively as compared to the same periods in 2002. The increase is primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See the following discussion under the caption “Proposed Merger,” and Part II, Item 1 of this Form 10-Q.

Professional and Administrative Expenses – Affiliated

Professional and administrative expenses – affiliated increased approximately $14,000, or 16% for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase is primarily the result of increased personnel costs for property management accounting. Professional and administrative expenses – affiliated are expenses incurred for services performed by employees of NTS Development Company, an affiliate of the General Partner.

Depreciation and Amortization

Depreciation and amortization decreased approximately $23,000, or 18%, and $71,000, or 19%, for the three and nine months ended September 30, 2003, respectively, as compared to the same periods in 2002. The decrease is primarily the result of the roof assets at Park Place Apartments Phase II becoming fully depreciated by December 31, 2002.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2003 and 2002.

Cash flows provided by (used in):

                                                                   Nine Months Ended
                                                                     September 30,
                                                        ----------------------------------------
                                                               2003                 2002
                                                        -------------------  -------------------
Operating activities                                   $            278,576 $            221,415
Investing activities                                               (237,372)             (44,102)
Financing activities                                               (116,626)            (122,884)
                                                        -------------------  -------------------

     Net (decrease) increase in cash and equivalents   $            (75,422)$             54,429
                                                        ===================  ===================

Cash Flows

Net cash provided by operating activities increased approximately $57,000, or 26%, for the nine months ended September 30, 2003, as compared to the same period in 2002. The increase is primarily driven by the change in accounts payable which was partially offset by the change in other liabilities.

The increase of approximately $193,000 in net cash used in investing activities for the nine months ended September 30, 2003, as compared to the same period in 2002, is mainly the result of increased capital expenditures for Park Place Apartments Phase II for roof replacements, and increased investments in the Blankenbaker Business Center Joint Venture.

Due to the fact that no distributions were made during the nine months ended September 30, 2003 or 2002, the table which presents that portion of the distributions that represents a return of capital in accordance with accounting principles generally accepted in the United States has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below.

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the future cash flows from operations combined with our current cash reserves will be sufficient to meet these needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $307,111 on September 30, 2003.

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

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2003, 15 roof replacements have been completed. The total cost of replacing the remaining roofs is estimated to be $60,000 ($20,000 per building). The three remaining roof replacements have been budgeted for 2004.

We anticipate using cash provided by operations and cash reserves to fund a portion of the capital improvements and leasing costs described above. However, we believe that funding these expenses may also require existing financing or additional financing secured by our properties and there is no assurance that this financing will be available.

We have no other material commitments for renovations or capital expenditures as of September 30, 2003.

Proposed Merger

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle with representatives of the class of plaintiffs to settle the action captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01- 05090). The action was originally filed in the Superior Court of the State of California for the County of Contra Costa against the general partners and several affiliated individuals and entities in December 2001. The settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for any of the claims asserted in the Buchanan litigation and the class action and derivative litigation filed in the Circuit Court of Jefferson County, Kentucky and captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI- 01740).

As part of the proposed settlement, the general partners have agreed to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed partnership. The general partners would seek to list the limited partnership interests to be issued in the merger on a national securities exchange. The merger will be subject to, among other things, approval by holders of a majority of the limited partner interests in each partnership, final approval of the court in which the Buchanan litigation is pending and receipt by the general partners of an opinion regarding the fairness of the merger to the limited partners from a financial point of view. An independent appraiser has been retained to appraise all of the properties owned by the existing partnerships and affiliated entities that would be owned after the merger by the new partnership. The appraisal will be used in establishing exchange values which will determine the number of interests that will be issued to each existing partnership in the merger. The interests in the newly-formed partnership will be subsequently distributed to the limited and general partners in each existing partnership as though each partnership had been liquidated. The general partners have also retained a third party to provide an opinion on the fairness of the merger to limited partners from a financial point of view. For the nine months ended September 30, 2003, our share of the legal and professional fees for the proposed merger was approximately $31,000.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments stems from changes in interest rates. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $187,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of NTS Capital Corporation, the general partner of our general partner, have concluded, based on their evaluation as of September 30, 2003, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On October 1, 2003, in the litigation against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) that is pending in the Circuit Court of Jefferson County, Kentucky, the judge granted the defendants’ motion to extend a stay that had previously been agreed upon by the parties which expired on September 8, 2003. The stay will remain in effect only if the parties in the litigation captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090), filed against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us that is pending in the Superior Court of the State of California, seek preliminary approval of a settlement of that litigation by November 19, 2003 and the final settlement of the Buchanan litigation includes releases relating to the Bohm litigation. If these two conditions are satisfied, the stay will become permanent when the Buchanan settlement is subject to a final, non-appealable order.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

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

Date: November 13, 2003

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