Form 10-K
period 2003-12-31
NTS PROPERTIES VII
filed 2004-03-26
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-17589

NTS-PROPERTIES VII, LTD.
(Exact name of registrant as specified in its charter)

Florida	61-1119232
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

10172 Linn Station Road	40223
Louisville, Kentucky	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (502) 426-4800

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of each class)	(Name of each exchange on which registered)

Securities pursuant to Section 12(g) of the Act:

Limited Partnership Interests
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      [X]

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Securities Exchange Act of 1934).      Yes [   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of June 30, 2003: No aggregate market value can be determined because no established market exists for the limited partnership interests.

TABLE OF CONTENTS

PART I

		Pages
Items 1. and 2.	Business and Properties	3-10
Item 3.	Legal Proceedings	10-12
Item 4.	Submission of Matters to a Vote of Security Holders	12

PART II

Item 5.	Market for Registrant's Limited Partnership Interests and Related Partner Matters	13
Item 6.	Selected Financial Data	14-15
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15-25
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 8.	Financial Statements and Supplementary Data	27-55
Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure	56
Item 9A.	Controls and Procedures	57

PART III

Item 10.	Directors and Executive Officers of the Registrant	58-59
Item 11.	Management Remuneration and Transactions	60
Item 12.	Security Ownership of Certain Beneficial Owners and Management	61
Item 13.	Certain Relationships and Related Transactions	61-62
Item 14.	Principal Accountant Fees and Services	63

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	64-67
Signatures		68

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this Form 10-K, particularly those included in Part I, Items 1 and 2 — Business and Properties, and Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”), may be considered “forward-looking statements” because the statements relate to matters which have not yet occurred. For example, phrases such as “we anticipate,” “believe” or “expect” indicate that it is possible that the event anticipated, believed or expected may not occur. If these events do not occur, the result which we expected also may, or may not, occur in a different manner, which may be more or less favorable to us. We do not undertake any obligation to update these forward-looking statements.

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those discussed below. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors. See Part II — Item 7 for Cautionary Statements.

PART I

Items 1 and 2 — Business and Properties

Development of Business

NTS-Properties VII, Ltd., a Florida limited partnership (the “Partnership”), was formed in 1987. The general partner is NTS-Properties Associates VII, a Kentucky limited partnership (the “General Partner”). The general partners of the General Partner are NTS Capital Corporation and J.D. Nichols. As of December 31, 2003, the Partnership owned the following properties and joint venture interest listed below. As used in this Annual Report on Form 10-K the terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in these properties and joint venture:

·	The Park at the Willows, a 48-unit luxury apartment complex located on a 2.8 acre tract in Louisville, Kentucky, acquired complete by us.

·	Park Place Apartments Phase II, a 132-unit luxury apartment complex located on an 11 acre tract in Lexington, Kentucky, constructed by us.

·	A joint venture interest in Blankenbaker Business Center 1A, a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet, located in Louisville, Kentucky, acquired complete by the joint venture between us and NTS-Properties Plus Ltd., an affiliate of our General Partner. The joint venture agreement was amended to admit NTS-Properties IV, an affiliate of our General Partner, (“NTS-Properties IV”) during 1994. Our percentage interest in the joint venture was 31.34% on December 31, 2003.

We or the joint venture in which we are a partner has a fee title interest in the above properties. We believe that our properties are adequately covered by property insurance.

As of December 31, 2003, our properties were encumbered by mortgages as shown in the table below:

                                          Interest            Maturity              Balance
Property                                    Rate                Date              on 12/31/03
-------------------------------------   -------------     ----------------     ------------------
Park Place Apartments Phase II              7.37%             10/15/12    (1) $         3,339,017
Blankenbaker Business Center 1A             8.50%             11/15/05    (2) $         1,186,699
(1)	Monthly principal payments are based upon a 19-year amortization schedule. The outstanding principal balance at maturity based on the current rate of amortization is estimated to be approximately $1,436,000.
(2)	Current monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

The Park at the Willows was not encumbered by any outstanding mortgages on December 31, 2003.

Financial Information About Industry Segments

We are presently engaged solely in the business of developing, constructing, owning and operating residential apartments. A presentation of information concerning industry segments is therefore not applicable.

Narrative Description of Business

General

Our current investment objectives are consistent with our original objectives, which are to provide cash distributions from the operation or financing of our properties, obtain long-term capital gain treatment on the sale or refinancing of properties, provide limited partners with deferrals of federal income taxes, and preserve limited partners’ capital. Proceeds of any sale or refinancing of our properties may be distributed to limited partners, or may be used to repay debt or to make capital improvements to properties.

The properties we currently own, which are described in the following section, are the same as those we originally acquired. Our properties are in a condition suitable for their intended use. We periodically evaluate whether to retain, refinance, or sell or otherwise dispose of these properties, with a view toward meeting the above investment objectives, including the making of distributions. In deciding whether to sell a property, we will consider factors such as potential capital appreciation, mortgage pre-payment penalties, market conditions, cash flow and federal income tax considerations, including possible adverse federal income tax consequences to the limited partners. Distributions have been suspended to fund current and future capital improvements and debt repayment. For information on distributions, see Part II, Item 5 of this Form 10-K. In addition, see Item 8, Note 7 and Note 10 for information regarding our proposed merger with other affiliated entities.

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

As of December 31, 2003, monthly rental rates at The Park at the Willows start at $604 for one-bedroom apartments, $699 for deluxe apartments and $749 for lofts, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 83% (2003), 90% (2002), 75% (2001), 90% (2000) and 81% (1999). See Part II, Item 7 for average occupancy information.

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

As of December 31, 2003, monthly rental rates at Park Place Apartments Phase II start at $719 for one-bedroom apartments, $959 for two-bedroom apartments and $1,169 for two-bedroom town homes, with additional monthly rental amounts for special features and locations. Tenants pay all costs of heating, air conditioning, water, sewer and electricity. Most leases are for a period of one year. Apartments will be rented in some cases, however, on a shorter term basis at an additional charge. The occupancy levels at the apartment complex as of December 31 were 83% (2003), 89% (2002), 76% (2001), 77% (2000) and 86% (1999). See Part II, Item 7 for average occupancy information.

Blankenbaker Business Center Joint Venture

A single tenant leases 100% of the Blankenbaker Business Center 1A building. The annual base rent, which does not include the cost of utilities, is $7.48 per square foot. The lease term is for 11 years and expires July 2005. The lease provides for the tenant to contribute toward the payment of common area maintenance expenses, insurance and real estate taxes. The tenant is a professional service entity in the insurance industry. The occupancy level at the business center as of December 31, 2003, 2002, 2001, 2000 and 1999 was 100%. See Part II, Item 7 for average occupancy information.

The following table contains approximate data concerning the major tenant lease in effect on December 31, 2003:

                                    Year of              Square Feet and % of           Current Annual Rental
Major Tenant (1):                  Expiration           Net Rentable Area (2)              per Square Foot
---------------------------    ------------------     --------------------------     ---------------------------
               1                      2005                  100,640 (100%)                      $7.48
(1)	Major tenants are those that individually occupy 10% or more of the rentable square footage.
(2)	Rentable area includes ground floor and mezzanine square feet.

Additional Operating Data

Additional operating data regarding our properties and joint venture is furnished in the following table:

                                                      Federal Tax           Property Tax      Annual Property
                                                         Basis                  Rate               Taxes
                                                   ------------------     -----------------  ------------------
Wholly-Owned Properties
The Park at the Willows                           $         2,688,506          .010935      $            15,003
Park Place Apartments Phase II                    $         9,869,437          .009600      $            63,051

Joint Venture Property
Blankenbaker Business Center 1A                   $         7,447,033          .010935      $            51,938

Depreciation for book purposes is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 7-30 years for buildings and improvements, 5-30 years for amenities and the applicable lease term for tenant improvements.

Joint Venture Investment

Blankenbaker Business Center Joint Venture

On December 28, 1990, we entered into a joint venture agreement with NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our General Partner. The use of the parking lot is a provision of the tenant’s lease agreement with the business center. On August 16, 1994, the Blankenbaker Business Center Joint Venture Agreement was amended to admit NTS-Properties IV to the joint venture. The terms of the joint venture shall continue until dissolved. Dissolution shall occur upon, but not before, the first to occur of the following:

·	the withdrawal, bankruptcy or dissolution of a partner or the execution by a partner of an assignment for the benefit of its creditors;

·	the sale, condemnation or taking by eminent domain of all or substantially all of the assets of the real property and parking lot and the sale and/or collection of any evidences of indebtedness received in connection therewith;

·	the vote or consent of each of the partners to dissolve the Partnership; or

·	December 31, 2030.

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term “Net Cash Flow” for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners. Net income or net loss is also allocated between the partners pursuant to their Percentage Interest as described in the joint venture agreement. Our ownership share was 31.34% on December 31, 2003, 2002 and 2001. We use the equity method of accounting for this joint venture.

The joint venture obtained permanent financing of $4,800,000 in November 1994. The outstanding balance on December 31, 2003 was approximately $1,187,000. The mortgage bears interest at a fixed rate of 8.5% and is due November 15, 2005. Currently, monthly principal payments are based upon an 11-year amortization schedule. At maturity, we believe the mortgage will have been repaid based on the current rate of amortization.

In June 2002, NTS-Properties Plus Ltd., one of the original members of the Blankenbaker Business Center joint venture, merged into ORIG, LLC, an affiliate of ours. As a result of the merger, ORIG has succeeded to the interests of NTS-Properties Plus Ltd. in the joint venture. See the information under the caption “Ownership of Joint Venture” in Part II, Item 7 of this Form 10-K.

Competition

Our properties are subject to competition from similar types of properties (including, in certain areas, properties owned or managed by affiliates of our General Partner) in the respective vicinities in which they are located. Such competition is generally for the retention of existing tenants at lease expiration or for new tenants when vacancies occur. We maintain the suitability and competitiveness of our properties primarily on the basis of effective rents, amenities and service provided to tenants. Competition is expected to increase in the future as a result of the construction of additional properties. As of December 31, 2003, properties under construction, or scheduled to start construction in 2004, in the respective vicinities in which our properties are located are as follows: In the vicinity of The Park at the Willows, there are two apartment communities scheduled to start construction in 2004 and three apartment communities that are currently under construction and scheduled for completion in 2004. Of the two apartment communities scheduled to start construction, one is planning to build a total of 502 apartments with 252 apartments expected to be completed in 2004. The other apartment community scheduled to begin construction in 2004 is planning to build 200 apartments. The three apartment communities currently under construction will have a total of 406 apartments upon completion. The largest of the three communities will have 250 units. Of the two remaining communities, one will have 120 apartments and the other will have 36 apartments. In the vicinity of Park Place Apartments Phase II, there is one community of approximately 90 apartments currently under construction. The apartments are scheduled for completion in May 2004. This property will be marketed as student housing. We have not commissioned a formal market analysis of competitive conditions in any market in which we own properties, but rely upon the market condition knowledge of the employees at NTS Development Company who manage and supervise leasing for each property. See “Conflict of Interest.”

Management of Properties

NTS Development Company, an affiliate of our General Partner, directs the management of our properties pursuant to a written agreement (the “Agreement”). NTS Development Company is a wholly-owned subsidiary of NTS Corporation. Mr. J.D. Nichols has a controlling interest in NTS Corporation and is a general partner of NTS-Properties Associates VII. Under the Agreement, NTS Development Company establishes rental policies and rates and directs the marketing activity of leasing personnel. NTS Development Company also coordinates the purchase of equipment and supplies, maintenance activity and the selection of all vendors, suppliers and independent contractors.

As compensation for its services, NTS Development Company received $82,176 in property management fees from our residential properties for the year ended December 31, 2003. The fee is equal to 5% of gross revenues from residential properties.

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

The term of the Agreement between NTS Development Company and us was initially for five years, and renewed thereafter for succeeding one-year periods, until cancelled. The Agreement is subject to cancellation by either party upon 60-days written notice. As of December 31, 2003, the Agreement is still in effect.

Working Capital Practices

Information about our working capital practices is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7.

Seasonal Operations

We do not consider our operations to be seasonal to any material degree.

Conflict of Interest

Principals of the General Partner or its affiliates own or operate real estate properties that compete, directly or indirectly, with properties owned by us. Because we were organized by, and are operated by the General Partner, conflicts arising from our competition with properties owned by affiliated partnerships are not resolved through arms-length negotiations, but through the exercise of the General Partner’s judgment consistent with its fiduciary responsibility to the limited partners and our investment objectives and policies. The General Partner is accountable to the limited partners as a fiduciary and consequently must exercise good faith and integrity in handling our affairs. A provision has been made in our Partnership Agreement that the General Partner will not be liable to us except for acts or omissions performed or omitted fraudulently, in bad faith or with negligence. The Partnership Agreement provides for indemnification of the General Partner by us for liability resulting from errors in judgment or certain acts or omissions. The General Partner and its affiliates have the right to compete with our properties including the right to develop competing properties now and in the future, in addition to the existing properties which may compete directly or indirectly.

NTS Development Company, an affiliate of our General Partner, acts in a similar capacity for other affiliated entities in the same geographic region where we have property interests. As a result of the affiliation between NTS Development Company and our General Partner, there is a conflict of interest between our General Partner’s duty to the limited partners and its incentive to cause us to retain our properties because of the payment of fees to NTS Development Company. We believe the agreement with NTS Development Company is on terms no less favorable to us than those which could be obtained from a third party for similar services in the same geographical region in which the properties are located. The contract is terminable by either party without penalty upon 60-days written notice.

Employees

We have no employees. Under the terms of the property management agreement with NTS Development Company, NTS Development Company makes its employees available to perform services for us. In addition to the property management fees that we pay to NTS Development Company, we reimburse this affiliate for the actual costs of providing such services. See Part II, Item 8 — Note 6 and Part III, Item 13 for further discussions of related party transactions.

Website Information

Our website address is www.ntsdevelopment.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act are available and may be accessed free of charge through the “About NTS” section of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Item 3 — Legal Proceedings

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it. On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity. For more information on the merger, see Item 7, Proposed Merger.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

At the Final Hearing, any member of the class of plaintiffs may appear personally or through his or her counsel to object to the final approval of the Stipulation and Agreement of Settlement, the entry of a final judgment dismissing with prejudice the Buchanan litigation or the application for an award of attorneys’ fees and expenses to the counsel for the class of plaintiffs. To do so, a class member must file the following with the Superior Court and the attorneys for the class of plaintiffs and the General Partners and other defendants at least fourteen days prior to the Final Hearing: (1) a notice of the class member’s intention to appear at the Final Hearing, (2) a detailed statement of the class member’s specific objections and (3) the grounds for the objections and any documents that the class member desires the Superior Court to consider.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $96,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Item 4 — Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5 — Market for Registrant’s Limited Partnership Interests and Related Partner Matters

There is no established trading market for the limited partnership interests. We had 769 limited partners as of January 31, 2004. Cash distributions and allocations of income (loss) are made as described in Item 8 — Note 1E.

No distributions were paid during 2003, 2002 or 2001. Quarterly distributions are determined based on current cash balances, cash flow being generated by operations and cash reserves needed for future leasing costs, tenant finish costs and capital improvements. Distributions have been indefinitely suspended to fund current and future capital improvements and debt repayment. Our ability to pay distributions is dependent upon, among other things, our ability to refinance properties on favorable terms.

Item 6 — Selected Financial Data

Years ended December 31:

                                   2003              2002             2001             2000              1999
                              ---------------   ---------------  ---------------  ---------------  ----------------
Total revenues               $      1,637,858  $      1,515,528 $      1,528,920 $      1,617,578 $       1,649,799
Operating (loss) income      $        (10,020) $        (47,137)$         78,961 $        279,401 $         293,490
Income from investment
  in joint venture           $         87,757  $         95,935 $         77,932 $         54,881 $          52,317

Net (loss) income            $       (170,319) $       (211,696)$       (157,345)$         29,049 $          76,896

Net (loss) income
  allocated to:
    General Partner          $         (1,703) $         (2,117)$         (1,573)$            290 $             769
    Limited partners         $       (168,616) $       (209,579)$       (155,772)$         28,759 $          76,127

Net (loss) income per
  limited partnership
  interest                   $          (0.31) $          (0.38)$          (0.28)$            0.05$            0.13

Weighted average number
  of limited partnership
  interests                           552,236           552,236          553,031          554,828           567,325

Cumulative net loss
  allocated to:
    General Partner          $        (31,057) $        (29,354)$        (27,237)$        (25,664)$         (25,954)
    Limited partners         $     (3,074,747) $     (2,906,131)$     (2,696,552)$     (2,540,780)$      (2,569,539)

Cumulative taxable
  income (loss) allocated to:
    General Partner          $         25,359  $         26,476 $         26,437 $         26,699 $          26,100
    Limited partners         $     (3,168,949) $     (2,962,914)$     (2,876,673)$     (2,781,494)$      (2,809,106)

Distributions declared:
  General Partner            $             --  $             -- $             -- $            840 $           1,138
  Limited partners           $             --  $             -- $             -- $         83,236 $         112,646

Cumulative distributions
  declared:
    General Partner          $         27,445  $         27,445 $         27,445 $         27,445 $          26,605
    Limited partners         $      2,717,046  $      2,717,046 $      2,717,046 $      2,717,046 $       2,633,810

At year end:
  Cash and equivalents       $        263,655  $        382,533 $        431,232 $        307,173 $         396,110
  Land, buildings and
  amenities, net             $      7,091,886  $      7,299,579 $      7,730,705 $      8,088,455 $       8,327,056

Total assets                 $      8,222,331  $      8,432,230 $      8,820,883 $      9,004,494 $       9,282,186

Mortgages and notes
  payable                    $      3,339,017  $      3,494,218 $      3,659,778 $      3,756,533 $       3,876,398

The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this Form 10-K report.

The Emerging Issues Tasks Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached a consensus on Issue No. 00-1, “Applicability of the Pro Rata Method of Consolidation to Investments in Certain Partnerships and Other Unincorporated Joint Ventures.” The EITF reached a consensus that a proportionate gross financial statement presentation (referred to as “proportionate consolidation” in the Notes to Financial Statements) is not appropriate for an investment in an unincorporated legal entity accounted for by the equity method of accounting, unless the investee is in either the construction industry or an extractive industry where there is a longstanding practice of its use.

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

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results ofOperations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the Financial Statements in Item 8 and the cautionary statements below.

Critical Accounting Policies

General

A critical accounting policy is one that would materially effect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with accounting principles generally accepted in the United States (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

Impairment and Valuation

Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. In determining the value of an investment property and whether the investment property is impaired, management considers several factors such as projected rental and vacancy rates, property operating expenses, capital expenditures and interest rates. The capitalization rate used to determine property valuation is based on the market in which the investment property is located, length of leases, tenant financial strength, the economy in general, demographics, environment, property location, visibility, age and physical condition among others. All of these factors are considered by management in determining the value of any particular investment property. The value of any particular investment property is sensitive to the actual results of any of these factors, either individually or taken as a whole. If the actual results differ from management’s judgment, the valuation could be negatively or positively affected.

Recognition of Rental Income

Our apartment communities have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, building and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 7 — 30 years, land improvements have estimated useful lives of between 7 — 30 years, and amenities have estimated useful lives between 5 — 30 years.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

Results of Operations for 2003, 2002 and 2001

The following table includes our selected summarized operating data for the years ended December 31, 2003, 2002 and 2001. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part II, Item 8 of this report.

                                                                    Year Ended December 31,
                                                          --------------------------------------------
                                                              2003            2002           2001
                                                          -------------  --------------  -------------
Total revenues                                           $    1,637,858 $     1,515,528 $    1,528,920
Operating expenses and operating expenses - affiliated          670,462         684,638        649,971
Depreciation and amortization                                   407,690         501,168        452,914
Interest expense                                                254,763         266,573        277,416
Net loss                                                       (170,319)       (211,696)      (157,345)

Rental income and tenant reimbursements generated by our properties and joint venture for the years ended December 31 were as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows (1)                           $       298,890 $      323,104 $      352,921
Park Place Apartments Phase II (1)                    $     1,338,968 $    1,192,424 $    1,175,999

Joint Venture Property
(Ownership % on December 31, 2003)
Blankenbaker Business Center 1A (31.34%) (1)          $       949,011 $      951,763 $      934,612
(1)	We believe the changes in rental income and tenant reimbursements from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The occupancy levels at our properties and joint venture as of December 31 were as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows (2)                                 83%             90%            75%
Park Place Apartments Phase II (2)                          83%             89%            76%

Joint Venture Property
(Ownership % on December 31, 2003)
Blankenbaker Business Center 1A (31.34%) (2)                100%           100%           100%
(2)	We believe the changes in occupancy on December 31 from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

The average occupancy levels at our properties and joint venture for the years ended December 31 were as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows (3)                                 81%             83%            90%
Park Place Apartments Phase II (3)                          89%             82%            77%

Joint Venture Property
(Ownership % on December 31, 2003)
Blankenbaker Business Center 1A (31.34%) (3)                100%           100%           100%
(3)	We believe the changes in average occupancy from year to year are temporary effects of each property’s specific mix of lease maturities and is not indicative of any known trend.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the years ending December 31, 2003, 2002 and 2001.

Rental Income

Our rental income for the years ended December 31, 2003 and 2002 was approximately $1,638,000 and $1,516,000, respectively. The increase of approximately $122,000, or 8%, is primarily the result of increased average occupancy at Park Place Apartments Phase II partially offset by a decrease in average occupancy at The Park at the Willows.

Rental income for the years ended December 31, 2002 and 2001 was approximately $1,516,000 and $1,529,000, respectively. The decrease of approximately $13,000, or 1%, is not a significant change. There were no offsetting material changes.

Operating Expenses and Operating Expenses — Affiliated

Operating expenses for the years ended December 31, 2003 and 2002 were approximately $406,000 and $418,000, respectively. The decrease of approximately $12,000, or 3%, is not a significant change. There were no offsetting material changes.

Operating expenses for the years ended December 31, 2002 and 2001 were approximately $418,000 and $396,000, respectively. The increase of approximately $22,000, or 6%, is not a significant change. There were no offsetting material changes.

Operating expenses – affiliated for the years ended December 31, 2003 and 2002 were approximately $264,000 and $266,000, respectively. The decrease of approximately $2,000, or 1%, is not a significant change. There were no offsetting material changes.

Operating expenses – affiliated for the years ended December 31, 2002 and 2001 were approximately $266,000 and $254,000, respectively. The increase of approximately $12,000, or 5%, is not a significant change. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses —Affiliated

Our professional and administrative expenses for the years ended December 31, 2003 and 2002 were approximately $278,000 and $100,000, respectively. The increase of approximately $178,000, or 178%, is primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See Part II, Item 8 — Note 7 and Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Our professional and administrative expenses for the years ended December 31, 2002 and 2001 were approximately $100,000 and $72,000, respectively. The increase of approximately $28,000, or 39%, is primarily due to increased legal and professional services as a result of litigation filed by limited partners.

Our professional and administrative expenses — affiliated for the years ended December 31, 2003 and 2002 were approximately $132,000 and $115,000, respectively. The increase of approximately $17,000, or 15%, is primarily the result of increased personnel costs.

Our professional and administrative expenses – affiliated for the years ended December 31, 2002 and 2001 were approximately $115,000 and $109,000, respectively. The increase of approximately $6,000, or 6%, is not a significant change. There were no offsetting material changes.

Professional and administrative expenses — affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expenses for the years ended December 31, 2003 and 2002 were approximately $408,000 and $501,000, respectively. The decrease of approximately $93,000, or 19%, is primarily the result of the roof assets at Park Place Apartments Phase II becoming fully depreciated by December 31, 2002.

Our depreciation and amortization expenses for the years ended December 31, 2002 and 2001 were approximately $501,000 and $453,000, respectively. The increase of approximately $48,000, or 11%, is primarily due to management’s change in the estimated useful life of all of the roof assets at Park Place Apartments Phase II in July 2001. The estimated useful life was reduced in anticipation of replacing the roofs.

Interest Expense

Interest expense for the years ended December 31, 2003 and 2002 was approximately $255,000 and $267,000, respectively. The decrease of approximately $12,000, or 4%, is not a significant change. There were no offsetting material changes.

Interest expense for the years ended December 31, 2002 and 2001 was approximately $267,000 and $277,000, respectively. The decrease of approximately $10,000, or 4%, is not a significant change. There were no offsetting material changes.

Liquidity and Capital Resources

The majority of our cash flow is derived from operating activities. Cash flows used in investing activities consist of amounts spent for capital improvements at our properties. Cash flows used in financing activities consist principally of principal payments on mortgages payable. We do not expect any material changes in the mix and relative cost of capital resources from those in 2003.

The following table illustrates our cash flows provided by or used in operating activities, investing activities and financing activities:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Operating activities                                  $       274,452 $      184,149 $      421,539
Investing activities                                         (238,129)       (67,288)      (194,725)
Financing activities                                         (155,201)      (165,560)      (102,755)
                                                       --------------  -------------  -------------

     Net (decrease) increase in cash and equivalents  $      (118,878)$      (48,699)$      124,059
                                                       ==============  =============  =============

Net cash provided by operating activities increased from approximately $184,000 for the year ended December 31, 2002 to approximately $274,000 for the year ended December 31, 2003. The increase was primarily driven by the change in accounts payable which was partially offset by the change in other liabilities. The increased accounts payable includes amounts due for professional services related to our litigation filed by limited partners and proposed merger.

Net cash provided by operating activities decreased from approximately $422,000 for the year ended December 31, 2001 to approximately $184,000 for the year ended December 31, 2002. The decrease was primarily driven by the use of cash to reduce outstanding accounts payable and the increased operating loss.

Net cash used in investing activities increased from approximately $67,000 for the year ended December 31, 2002 to approximately $238,000 for the year ended December 31, 2003. The increase was primarily the result of increased capital expenditures at Park Place Apartments Phase II and The Park at the Willows.

Net cash used in investing activities decreased from approximately $195,000 for the year ended December 31, 2001 to approximately $67,000 for the year ended December 31, 2002. The decrease was primarily the result of decreased capital expenditures at Park Place Apartments Phase II, partially offset by increased capital expenditures at The Park at the Willows.

Net cash used in financing activities decreased from approximately $166,000 for the year ended December 31, 2002 to approximately $155,000 for the year ended December 31, 2003. The decrease was primarily the result of decreased principal payments made in 2003.

Net cash used in financing activities increased from approximately $103,000 for the year ended December 31, 2001 to approximately $166,000 for the year ended December 31, 2002. The increase was primarily the result of loan proceeds received in 2001 for capital improvements and increased principal payments made in 2002.

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

See Part II, Item 8 – Financial Statements and Supplementary Data, Note 5 — Mortgage and Notes Payable, for details regarding our material indebtedness.

Due to the fact that no distributions were made during 2003, 2002 or 2001, the table which presents that portion of the distributions that represents a return of capital based on GAAP has been omitted.

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

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacements and renovations. It is anticipated that the cash flow from operations combined with our cash reserves will be sufficient to meet these needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet as of December 31) were $263,655, $382,533 and $431,232 on December 31, 2003, 2002 and 2001, respectively.

We are aware that the sole commercial tenant of our joint venture’s commercial building is making efforts to seek alternatives to renewing its expiring lease. The failure of this tenant to renew its lease would result in a loss of annual rental revenue and operating expense recoveries of approximately $938,000 to the joint venture. Income from our investment in the joint venture that owns this property would decrease accordingly. This would significantly affect our liquidity, and could result in significant costs to refurbish the vacated space and locate a new tenant. At this time, we are not certain whether the tenant intends to renew its lease as allowed by the lease agreement, or vacate its space.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings) all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of December 31, 2003, fifteen roof replacements have been completed. The total cost of replacing the remaining roofs is estimated to be $60,000 ($20,000 per building). The three remaining roof replacements have been budgeted for 2004.

We had no other material commitments for renovations or capital expenditures as of December 31, 2003.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $70,000.

Ownership of Joint Ventures

On June 25, 2002, NTS-Properties Plus Ltd. merged with ORIG, LLC, (“ORIG”) an affiliate of ours. ORIG is the surviving entity as a result of this merger. NTS-Properties VII, Ltd. continues to hold a 31.34% interest in the Blankenbaker Business Center Joint Venture after the completion of the NTS-Properties Plus Ltd./ORIG Merger. ORIG now holds a 39.05% interest in the Blankenbaker Business Center Joint Venture.

Contractual Obligations and Commercial Commitments

The following disclosure represents our obligations and commitments to make future payments under contracts, such as debt and lease agreements, and under contingent commitments, such as debt guarantees.

                                                             Payments Due by Period
                                   --------------------------------------------------------------------------
                                                   Within One     One - Three    Three - Five      After 5
    Contractual Obligations            Total          Year           Years           Years          Years
--------------------------------   -------------  -------------  -------------   -------------  -------------
Long-term debt                    $    3,339,017 $      160,841 $      359,559  $      416,390 $    2,402,227

Capital lease obligations         $           -- $           -- $           --  $           -- $           --

Operating leases (1)              $           -- $           -- $           --  $           -- $           --

Other long-term obligations (2)   $           -- $           -- $           --  $           -- $           --
                                   -------------  -------------  -------------   -------------  -------------

Total contractual cash
  obligations                     $    3,339,017 $      160,841 $      359,559  $      416,390 $    2,402,227
                                   =============  =============  =============   =============  =============
(1)	We are party to numerous small operating leases for office equipment such as copiers, postage machines and fax machines, which represent an insignificant obligation.
(2)	We are party to several annual maintenance agreements with vendors for such items as outdoor maintenance, pool service and security systems, which we may or may not renew each year.

                                                         Amount of Commitment Expiration Per Period
                                                 -----------------------------------------------------------
                                     Total
       Other Commercial             Amounts       Within One     One - Three    Three - Five      Over 5
          Commitments              Committed         Year           Years           Years          Years
-------------------------------  --------------  -------------  -------------   -------------  -------------
Line of credit                  $            -- $           -- $           --  $           -- $           --

Standby letters of credit and
  guarantees (1)                $     1,186,699 $      595,096 $      591,603  $           -- $           --

Other commercial
  commitments (2)               $            -- $           -- $           --  $           -- $           --
                                 --------------  -------------  -------------   -------------  -------------

Total commercial
commitments                     $     1,186,699 $      595,096 $      591,603  $           -- $           --
                                 ==============  =============  =============   =============  =============
(1)	We are a guarantor, along with NTS-Properties Plus Ltd., of Blankenbaker Business Center 1A’s mortgage. The balance in the table represents 100% of the outstanding mortgage balance, of which we are jointly and severally liable.
(2)	We do not, as a practice, enter into long term purchase commitments for commodities or services. We may from time to time agree to “fee for service arrangements” which are for a term of greater than one year.

Cautionary Statements

Our liquidity, capital resources and results of operations are subject to a number of risks and uncertainties including, but not limited to the following:

·	our ability to achieve planned revenues;

·	our ability to control expenses relative to fluctuating revenues;

·	our ability to make payments due under our debt agreements;

·	our ability to negotiate and maintain terms with vendors and service providers for operating expenses;

·	competitive pressures from other real estate companies, including large commercial and residential real estate companies, which may affect the nature and viability of our business strategy;

·	trends in the economy as a whole which may affect consumer confidence and demand for the types of rental property held by us;

·	our ability to predict the demand for specific rental properties;

·	our ability to attract and retain tenants;

·	availability and costs of management and labor employed;

·	real estate occupancy and development costs, including the substantial fixed investment costs associated with renovations necessary to obtain new tenants and retain existing tenants;

·	the risk of a major commercial tenant defaulting on its lease due to risks generally associated with real estate, many of which are beyond our control, including general or local economic conditions, competition, interest rates, real estate tax rates, other operating expenses and acts of God; and

·	the risk of revised zoning laws, taxes, and utilities regulations as well as municipal mergers of local governmental entities.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $182,000 decrease in the fair value of debt.

Item 8 — Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (the “Partnership”) as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity and cash flows for each of the two years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15. These financial statements and schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements of the Partnership and the financial statement schedule as of December 31, 2001, and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements and schedule.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of NTS-Properties VII, Ltd. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To NTS-Properties VII, Ltd.:

We have audited the accompanying balance sheets of NTS-Properties VII, Ltd. (a Florida limited partnership) as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedules referred to below are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of Real Estate and Accumulated Depreciation included in this filing is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                     2003                 2002
                                                              ------------------    -----------------

ASSETS
Cash and equivalents                                        $            263,655 $            382,533
Cash and equivalents - restricted                                         26,625               28,775
Accounts receivable, net                                                   4,577                4,532
Land, buildings and amenities, net                                     7,091,886            7,299,579
Investment in and advances to joint venture                              789,567              663,678
Other assets                                                              46,021               53,133
                                                              ------------------    -----------------

     TOTAL ASSETS                                           $          8,222,331 $          8,432,230
                                                              ==================    =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage and notes payable                                  $          3,339,017 $          3,494,218
Accounts payable                                                         184,617               48,583
Security deposits                                                         26,700               28,775
Other liabilities                                                         22,572               40,910
                                                              ------------------    -----------------

     TOTAL LIABILITIES                                                 3,572,906            3,612,486

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                       4,649,425            4,819,744
                                                              ------------------    -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $          8,222,331 $          8,432,230
                                                              ==================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                               2003            2002           2001
                                                           -------------  --------------  -------------
REVENUES
Rental income                                             $    1,637,858 $     1,515,528 $    1,528,920
                                                           -------------  --------------  -------------

     TOTAL REVENUES                                            1,637,858       1,515,528      1,528,920

EXPENSES
Operating expenses                                               406,138         418,331        395,607
Operating expenses - affiliated                                  264,324         266,307        254,364
Management fees                                                   82,176          77,413         78,563
Real estate taxes                                                 78,054          84,039         86,890
Professional and administrative expenses                         277,924         100,183         72,310
Professional and administrative expenses - affiliated            131,572         115,224        109,311
Depreciation and amortization                                    407,690         501,168        452,914
                                                           -------------  --------------  -------------

     TOTAL OPERATING EXPENSES                                  1,647,878       1,562,665      1,449,959
                                                           -------------  --------------  -------------

OPERATING (LOSS) INCOME                                          (10,020)        (47,137)        78,961

Interest and other income                                          6,707           7,753         14,573
Interest expense                                                (254,763)       (266,573)      (277,416)
Loss on disposal of assets                                            --          (1,674)       (51,395)
Income from investment in joint venture                           87,757          95,935         77,932
                                                           -------------  --------------  -------------

Net loss                                                  $     (170,319)$      (211,696)$     (157,345)
                                                           =============  ==============  =============

Net loss allocated to the limited partners                $     (168,616)$      (209,579)$     (155,772)
                                                           =============  ==============  =============

Net loss per limited partnership interest                 $        (0.31)$         (0.38)$       (0.28)
                                                           =============  ==============  =============

Weighted average number of limited partnership interests         552,236         552,236        553,031
                                                           =============  ==============  =============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                             Limited
                                            Partners'                Limited        General
                                            Interests               Partners        Partner         Total
                                          -------------           -------------  -------------  --------------
PARTNERS' EQUITY/(DEFICIT)
Balances on January 1, 2001                     553,236          $    5,247,794 $      (53,009)$     5,194,785

   Net loss                                                            (155,772)        (1,573)       (157,345)

Repurchase of limited partnership units          (1,000)                 (6,000)            --          (6,000)
                                          -------------           -------------  -------------  --------------

Balances on December 31, 2001                   552,236               5,086,022        (54,582)      5,031,440

   Net loss                                                            (209,579)        (2,117)       (211,696)
                                          -------------           -------------  -------------  --------------

Balances on December 31, 2002                   552,236               4,876,443        (56,699)      4,819,744

    Net loss                                                           (168,616)        (1,703)       (170,319)
                                          -------------           -------------  -------------  --------------

Balances on December 31, 2003                   552,236          $    4,707,827 $      (58,402)$     4,649,425
                                          =============           =============  =============  ==============
(1)	For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $     (170,319)$     (211,696)$      (157,345)
Adjustments to reconcile net loss to net
  cash  provided by operating activities:
    Loss on disposal of assets                                         --          1,674          51,395
    Depreciation and amortization                                 410,811        504,289         456,034
    Income from investment in joint venture                       (87,757)       (95,935)        (77,932)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                             2,150         (5,207)          2,607
      Accounts receivable                                             (45)        (3,359)         61,805
      Other assets                                                  3,991          5,780           8,486
      Accounts payable                                            136,034        (49,021)         83,166
      Security deposits                                            (2,075)         5,400          (1,950)
      Other liabilities                                           (18,338)        32,224          (4,727)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    274,452        184,149         421,539
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and amenities                      (200,794)       (72,080)       (146,618)
Proceeds from sale of assets                                          797            364              60
Investment in and advances (to) from joint venture                (38,132)         4,428         (48,167)
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (238,129)       (67,288)       (194,725)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and notes payable                 (155,201)      (165,560)       (147,815)
Proceeds from notes payable                                            --             --          51,060
Repurchase of limited partnership interests                            --             --          (6,000)
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (155,201)      (165,560)       (102,755)
                                                            -------------  -------------  --------------

     Net (decrease) increase in cash and equivalents             (118,878)       (48,699)        124,059

CASH AND EQUIVALENTS, beginning of year                           382,533        431,232         307,173
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $      263,655 $      382,533 $       431,232
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      252,155 $      263,928 $       274,703
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 — Significant Accounting Policies

A) Organization

NTS-Properties VII, Ltd. (the “Partnership”) is a limited partnership organized under the laws of the state of Florida in April 1987. The general partner is NTS-Properties Associates VII, a Kentucky limited partnership (the “General Partner”). We are in the business of developing, constructing, owning and operating apartment complexes and commercial real estate.

B) Basis of Presentation and Joint Venture Accounting

The financial statements include the accounts of all wholly-owned properties. Intercompany transactions and balances have been eliminated. Our less than 50% owned joint venture is accounted for under the equity method. The terms “we,” “us” or “our,” as the context requires, may refer to the Partnership or its interests in these properties and joint venture.

Please see the accompanying Blankenbaker Business Center Joint Venture financial statements and notes.

C) Properties and Joint Venture

We own and operate the following properties and joint venture:

·	The Park at the Willows, a 48-unit luxury apartment complex in Louisville, Kentucky.

·	Park Place Apartments Phase II, a 132-unit luxury apartment complex in Lexington, Kentucky.

·	A 31.34% joint venture interest in Blankenbaker Business Center Phase 1A, a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet located in Louisville, Kentucky.

D) Revenue Recognition

Our apartment communities have operating leases with apartment residents with terms generally of twelve months or less. We recognize rental revenue related to these leases on an accrual basis when due from residents. In accordance with our standard lease terms, rental payments are generally due on a monthly basis.

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

A reconciliation of net loss for financial statement purposes versus that for income tax reporting is as follows:

                                                            2003           2002           2001
                                                       --------------  -------------  -------------
Net loss                                              $      (170,319)$     (211,696)$     (157,345)
Items handled differently for tax purposes:
  Depreciation and amortization                                 5,085         88,113         58,033
  Prepaid rent and other capitalized leasing costs            (22,335)        28,958          2,390
  Bad debt allowance                                           (4,148)         6,508             --
  (Loss) gain on disposal of assets                          (100,231)           658         (2,899)
  Merger costs                                                 83,927             --             --
  Accrued expenses                                                476          1,056          3,500
  Non-deductible expenses                                         393            201            880
                                                       --------------  -------------  -------------

Taxable loss                                          $      (207,152)$      (86,202)$      (95,441)
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

H) Cash and Equivalents

We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of December 31, 2003, approximately $213,000 of our overnight investment was included in cash and equivalents.

I) Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits.

J) Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of our properties for federal tax purposes as of December 31, 2003 is approximately $12,847,000.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

K) Advertising

We expense advertising costs as incurred. Advertising expense was immaterial to us during the years ended December 31, 2003, 2002 and 2001.

L) Statements of Cash Flows

For purposes of reporting cash flows, cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less.

M) Impact of Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an interpretation of ARB 51.” The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities”) and how to determine when and which business enterprise (the “primary beneficiary”) should consolidate the variable interest entity. This new model for consolidation applies to an entity which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003.

In December 2003, the FASB issued FIN No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”) to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows:

(i)	Special purpose entities (“SPEs”) created prior to February 1, 2003. We must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003.

(ii)	Non-SPEs created prior to February 1, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

(iii)	All entities, regardless of whether a SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. We are required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004.

The adoption of the provisions applicable to FIN 46 did not have any impact on our financial statements.

Note 2 — Concentration of Credit Risk

We own and operate, through a joint venture, one commercial rental property — Blankenbaker Business Center 1A, in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area. We also own and operate two apartment communities — The Park at the Willows, in Louisville, Kentucky and Park Place Apartments Phases II, in Lexington, Kentucky.

Our financial instruments that are exposed to concentrations of credit risk consist of cash and equivalents. We maintain our cash accounts primarily with banks located in Kentucky. Cash balances are insured by the FDIC up to $100,000 per bank account. We may at times, in certain accounts, have deposits in excess of $100,000.

Note 3 — Tender Offers

Between December 7, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 23,500 Interests for $141,000 or $6.00 per Interest. ORIG purchased 159,613 Interests for $957,678 or $6.00 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

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

Note 4 — Land, Buildings and Amenities

The following schedule provides an analysis of our investment in property held for lease as of December 31:

                                              2003                 2002
                                       ------------------   ------------------
Land and improvements                $          3,117,945 $          3,116,312

Buildings and improvements                     10,169,447           10,172,892
                                       ------------------   ------------------

                                               13,287,392           13,289,204

Less accumulated depreciation                   6,195,506            5,989,625
                                       ------------------   ------------------

                                     $          7,091,886 $          7,299,579
                                       ==================   ==================

Note 5 — Mortgage and Notes Payable

Mortgage and notes payable as of December 31, consisted of the following:

                                                                          2003                 2002
                                                                   ------------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest  at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.                 $          3,339,017 $          3,488,518

Notes payable to a bank in monthly installments, bearing
interest at the Prime Rate, but not less than 6.0%, repaid in
March 2003.                                                                        --                5,700
                                                                   ------------------    -----------------

                                                                 $          3,339,017 $          3,494,218
                                                                   ==================    =================

Our mortgage may be prepaid but is subject to prepayment of a yield-maintenance premium.

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                     160,841
                2005                                       173,193
                2006                                       186,366
                2007                                       200,574
                2008                                       215,816
             Thereafter                                  2,402,227
                                       ---------------------------

                                     $                   3,339,017
                                       ===========================

Based on the borrowing rates currently available to us for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2003 and 2002 was approximately $3,654,000 and $3,768,000, respectively.

Note 6 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The fee is equal to 5% of the gross revenues from our apartment communities. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $            82,176 $            77,413 $           78,563
                                                       ------------------  ------------------  -----------------

Property management                                               155,314             153,129            154,611
Leasing                                                            27,627              31,968             27,450
Administrative - operating                                         75,108              79,844             70,865
Other                                                               6,275               1,366              1,438
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        264,324             266,307            254,364
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             131,572             115,224            109,311
                                                       ------------------  ------------------  -----------------

Repair and maintenance fees                                        11,186               2,235              2,150
Construction management                                                --               1,547                600
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  11,186               3,782              2,750
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           489,258 $           462,726 $          444,988
                                                       ==================  ==================  =================

Note 7 — Commitments and Contingencies

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Our compliance with existing laws has not had a material adverse effect on our financial condition or results of operations. However, we cannot predict the impact of new or changed laws or regulations on our current properties or properties that we may acquire in the future.

We are jointly and severally liable under the mortgage loan agreement for the Blankenbaker Business Center 1A debt. The outstanding balances on this mortgage on December 31, 2003 and 2002 were $1,186,699 and $1,733,466, respectively. Our financial statements do not reflect a liability for this mortgage.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against our general partner, the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of our general partner, as well as the operation on the partnership by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against our general partner, the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit, and is vigorously defending it.

On June 20, 2003, our general partner, along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

For the year ended December 31, 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $96,000 which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership and final approval of the Superior Court. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the year ended December 31, 2003, our share of the legal and professional fees for the proposed merger was approximately $70,000.

Note 8 — Segment Reporting

Our reportable operating segments include only one segment — Apartment Community Operations.

Note 9 — Selected Quarterly Financial Data (Unaudited)

                                                                  For the Quarters Ended
                                           --------------------------------------------------------------------
                  2003                        March 31           June 30        September 30      December 31
-----------------------------------------  ---------------   ---------------  ----------------  ---------------

Total revenues                            $        431,371  $        427,262 $         398,423 $        380,802
Operating income (loss)                             24,585            (7,204)           20,782          (48,183)
Net loss allocated to the  limited partners         (9,251)          (40,357)          (34,128)         (84,880)
Net loss per limited partnership interest           (0.02)            (0.07)            (0.06)           (0.16)

                                                                 For the Quarters Ended
                                          ---------------------------------------------------------------------
                  2002                        March 31          June 30        September 30      December 31
----------------------------------------  ----------------  ---------------   ---------------  ----------------

Total revenues                           $         357,561 $        365,575  $        382,930 $         409,462
Operating income (loss)                              2,398           (7,489)          (42,400)              354
Net loss allocated to the limited partners         (40,884)         (46,588)          (84,673)          (37,434)
Net loss per limited partnership interest           (0.07)           (0.08)            (0.15)            (0.08)

Note 10 — Subsequent Events

On February 4, 2004, NTS Realty Holdings Limited Partnership filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty Holdings Limited Partnership, a newly formed limited partnership (“NTS Realty”). Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to our Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

REPORT OF INDEPENDENT AUDITORS

To the Blankenbaker Business Center Joint Venture:

We have audited the accompanying balance sheets of the Blankenbaker Business Center Joint Venture (the “Joint Venture”) as of December 31, 2003 and 2002, and the related statements of operations, partners’ equity and cash flows for the each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Joint Venture as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 21, 2002, expressed an unqualified opinion on those statements.

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

In our opinion, the 2003 and 2002 financial statements referred to above present fairly, in all material respects, the financial position of the Blankenbaker Business Center Joint Venture at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

                                                                                                                                                                                                                  Ernst & Young LLP

Louisville, Kentucky
March 26, 2004

This report is a copy of the previously issued Arthur Andersen LLP ("Andersen") Auditors' Report. This report has not been reissued by Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Blankenbaker Business Center Joint Venture:

We have audited the accompanying balance sheets of the Blankenbaker Business Center Joint Venture as of December 31, 2001 and 2000, and the related statements of operations, partners’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Blankenbaker Business Center Joint Venture’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

ARTHUR ANDERSEN LLP

Louisville, Kentucky
March 21, 2002

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

                                                                     2003                 2002
                                                              ------------------    -----------------

ASSETS
Cash and equivalents                                        $             33,977 $             42,955
Cash and equivalents - restricted                                          7,914                3,663
Accounts receivable                                                       67,907               51,130
Land, buildings and amenities, net                                     3,014,838            3,124,368
Other assets                                                              69,302              112,911
                                                              ------------------    -----------------

     TOTAL ASSETS                                           $          3,193,938 $          3,335,027
                                                              ==================    =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage payable                                            $          1,186,699 $          1,733,466
Accounts payable                                                          15,322                9,040
Other liabilities                                                         48,837               51,129
                                                              ------------------    -----------------

     TOTAL LIABILITIES                                                 1,250,858            1,793,635

COMMITMENTS AND CONTINGENCIES (Note 7)

PARTNERS' EQUITY                                                       1,943,080            1,541,392
                                                              ------------------    -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                      $          3,193,938 $          3,335,027
                                                              ==================    =================

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                            2003           2002           2001
                                                        -------------  -------------  -------------
REVENUES
Rental income                                        $        752,787 $      752,787 $      752,787
Tenant reimbursements                                         196,224        198,976        181,825
                                                        -------------  -------------  -------------

     TOTAL REVENUES                                           949,011        951,763        934,612

EXPENSES
Operating expenses                                            121,034        114,999         92,516
Operating expenses - affiliated                                43,093         38,007         36,062
Management fees                                                56,960         57,133         56,110
Real estate taxes                                              51,938         51,281         49,412
Depreciation and amortization                                 213,040        207,852        204,683
                                                        -------------  -------------  -------------

     TOTAL OPERATING EXPENSES                                 486,065        469,272        438,783
                                                        -------------  -------------  -------------

OPERATING INCOME                                              462,946        482,491        495,829

Interest and other income                                         317            456            553
Interest expense                                            (131,736)      (176,836)       (217,369)
Loss on disposal of assets                                   (51,513)             --             --
                                                        -------------  -------------  -------------

Net income                                           $        280,014 $      306,111 $      279,013
                                                        =============  =============  =============

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF PARTNERS’ EQUITY (1)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                    Partners' Equity
                                                 ----------------------
Balances on January 1, 2001                     $               817,536

  Net income                                                    279,013

  Distributions                                                 (47,138)

  Capital contributions                                         200,000
                                                 ----------------------

Balances on December 31, 2001                                 1,249,411

  Net income                                                    306,111

  Distributions                                                 (14,130)
                                                 ----------------------

Balances on December 31, 2002                                 1,541,392

  Net income                                                    280,014

  Distributions                                                  (6,636)

  Capital contributions                                         128,310
                                                 ----------------------

Balances on December 31, 2003                   $             1,943,080
                                                 ======================
(1)	For the periods presented, there are no elements of other comprehensive income as defined by the Financial Accounting Standards Board, Statement of Financial Accounting Standards Statement No. 130, “Reporting Comprehensive Income.”

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                2003           2002            2001
                                                            -------------  -------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $      280,014 $      306,111 $       279,013
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Loss on disposal of assets                                      51,513             --              --
   Depreciation and amortization                                  252,493        247,306         244,137
   Changes in assets and liabilities:
     Cash and equivalents - restricted                             (4,251)         5,934          (3,739)
     Accounts receivable                                          (16,777)         9,108         (28,307)
     Other assets                                                   4,155         (1,666)           (358)
     Accounts payable                                               6,282        (50,183)       (155,912)
     Other liabilities                                             (2,292)        (2,294)           (614)
                                                            -------------  -------------  --------------

     Net cash provided by operating activities                    571,137        514,316         334,220
                                                            -------------  -------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings, and amenities                      (155,022)       (13,991)        (18,414)
                                                            -------------  -------------  --------------

     Net cash used in investing activities                       (155,022)       (13,991)        (18,414)
                                                            -------------  -------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                           (546,767)      (502,363)       (461,564)
Cash distributions                                                 (6,636)       (14,130)        (47,138)
Capital contributions                                             128,310             --         200,000
                                                            -------------  -------------  --------------

     Net cash used in financing activities                       (425,093)      (516,493)       (308,702)
                                                            -------------  -------------  --------------

     Net (decrease) increase in cash and equivalents               (8,978)       (16,168)          7,104

CASH AND EQUIVALENTS, beginning of year                            42,955         59,123          52,019
                                                            -------------  -------------  --------------

CASH AND EQUIVALENTS, end of year                          $       33,977 $       42,955 $        59,123
                                                            =============  =============  ==============

Interest paid on a cash basis                              $      126,369 $      170,773 $       211,572
                                                            =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

BLANKENBAKER BUSINESS CENTER JOINT VENTURE
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

Note 1 — Significant Accounting Policies

A) Organization

Blankenbaker Business Center Joint Venture (the “Joint Venture”) was organized on December 28, 1990, by NTS-Properties VII, Ltd. and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of the General Partner. On August 16, 1994, the Blankenbaker Business Center Joint Venture Agreement was amended to admit NTS-Properties IV to the Joint Venture. The terms “we,” “us” or “our,” as the context requires, may refer to the Joint Venture or its interests in this property.

B) Properties

Blankenbaker Business Center Joint Venture owns Blankenbaker Business Center 1A, a business center with approximately 50,300 net rentable ground floor square feet and approximately 50,300 net rentable mezzanine square feet located in Louisville, Kentucky.

C) Allocation of Net Income (Loss) and Cash Distributions

The net cash flow for each calendar quarter is distributed to the partners in accordance with their respective percentage interests. The term “Net Cash Flow” for any period shall mean the excess, if any of A) the sum of (i) the gross receipts of the joint venture property for such period, other than capital contributions plus (ii) any funds released by the partners for previously established reserves (referred to in clause (B) (iv) below), over (B) the sum of (i) all cash operating expenses paid by the joint venture property during such period in the course of business, (ii) capital expenditures paid in cash during such period, (iii) payments during such period on account of amortization of the principal of any debts or liabilities of the joint venture property and (iv) reserves for contingent liabilities and future expenses of the joint venture property as established by the partners; provided, however, that the amounts referred to in (B) (i), (ii) and (iii) above shall only be taken into account to the extent not funded by capital contributions or paid out of previously established reserves. “Percentage Interest” means that percentage which the capital contribution of a partner bears to the aggregate capital contributions of all the partners.

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

E) Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds which have been escrowed with a mortgage company for property taxes in accordance with the loan agreement.

F) Basis of Property and Depreciation

Land, buildings and amenities are stated at cost to the Joint Venture. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 10-30 years for land improvements, 7-30 years for building and improvements and the applicable lease term for tenant improvements. The aggregate cost of Blankenbaker Business Center 1A for federal tax purposes as of December 31, 2003 is approximately $7,447,000.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If such review indicates that the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. Application of this standard during the year ended December 31, 2003 did not result in an impairment loss.

G) Revenue Recognition — Rental Income and Capitalized Leasing Costs

Our commercial property leases are accounted for as operating leases. We accrue minimum rents on a straight-line basis over the terms of their respective leases. We structure our leases to allow us to recover a significant portion of our property operating, real estate taxes and repairs and maintenance expenses from our commercial tenant. Property operating expenses typically include insurance, landscaping and other administrative expenses. We accrue reimbursements from our tenant for recoverable portions of all these expenses as revenue in the period the applicable expenditures are incurred. We also receive estimated payments for these reimbursements from our tenant throughout the year. We do this to reduce the risk of loss on uncollectible accounts once we perform the final year-end billings for recoverable expenditures. We recognize the difference between estimated recoveries and the final billed amounts in the subsequent year and we believe these differences were not material in any period presented.

For financial reporting purposes, the income from commercial leases is recognized on a straight-line basis over the lease term. There was no accrued income connected with commercial leases as of December 31, 2003 and 2002, due to the renewal lease having no scheduled and specified rent increases. All commissions paid to commercial property leasing agents are deferred and amortized on a straight-line basis over the applicable lease term.

H) Advertising

The Joint Venture expenses advertising costs as incurred. Advertising expense was immaterial to the Joint Venture during the years ended December 31, 2003, 2002 and 2001.

Note 2 — Concentration of Credit Risk

The Joint Venture owns and operates a commercial property in Louisville, Kentucky. The sole tenant which occupies 100% of the property is a business which has operations in the Louisville area.

Note 3 — Land, Buildings and Amenities

The following schedule provides an analysis of the Joint Venture investment in property held for lease as of December 31:

                                              2003                 2002
                                       ------------------   ------------------
Land and improvements                $          2,236,517 $          2,236,516

Building and improvements                       5,210,516            5,150,109
                                       ------------------   ------------------

                                                7,447,033            7,386,625

Less accumulated depreciation                   4,432,195            4,262,257
                                       ------------------   ------------------

                                     $          3,014,838 $          3,124,368
                                       ==================   ==================

Note 4 — Mortgage Payable

Mortgage payable as of December 31 consist of the following:

                                                               2003                  2002
                                                         -----------------    ------------------
Mortgage payable to an insurance company in monthly
installments, bearing interest  at a fixed rate of 8.5%,
due November 15, 2005, secured by land and
buildings.                                            $          1,186,699  $          1,733,466
                                                         -----------------    ------------------

                                                      $          1,186,699  $          1,733,466
                                                         =================    ==================

Scheduled maturities of debt are as follows:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                     595,096
                2005                                       591,603
                                       ---------------------------

                                     $                   1,186,699
                                       ===========================

Based on the borrowing rates currently available to the Joint Venture for mortgages with similar terms and average maturities, the fair value of long-term debt on December 31, 2003 and 2002 was approximately $1,218,000 and $1,784,000, respectively.

Note 5 — Rental Income Under Operating Lease

The following is a schedule of minimum future rental income on the noncancellable operating lease:

For the Years Ended December 31,                 Amount
------------------------------------   ---------------------------
                2004                 $                     752,787
                2005                                       439,126
                                       ---------------------------

                                     $                   1,191,913
                                       ===========================

Note 6 — Related Party Transactions

Pursuant to an agreement with the partnerships which formed the Blankenbaker Business Center Joint Venture, NTS Development Company, an affiliate of the general partners of the partnerships, receives property management fees on a monthly basis. The fee is equal to 6% of the gross revenues from the partnerships’ commercial properties. Also permitted by an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relate to capital improvements. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

The Blankenbaker Business Center Joint Venture was charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities. The professional and administrative expenses — affiliated includes a cost recovery to provide for expenditures made on the Joint Venture’s behalf.

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $            56,960 $            57,133 $           56,110
                                                       ------------------  ------------------  -----------------

Property management                                                28,873              22,595             20,091
Leasing                                                             1,657               3,831              5,106
Administrative - operating                                         11,700               9,900              9,903
Other                                                                 863               1,681                962
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                         43,093              38,007             36,062
                                                       ------------------  ------------------  -----------------

Repair and maintenance fees                                         7,817                  --                 --
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           107,870 $            95,140 $           92,172
                                                       ==================  ==================  =================

Note 7 — Commitments and Contingencies

The Joint Venture, as an owner of real estate, is subject to various environmental laws of federal, state and local governments. Compliance by the Joint Venture with existing laws has not had a material adverse effect on the Joint Venture’s financial condition and results of operations. However, the Joint Venture cannot predict the impact of new or changed laws or regulations on the currently owned properties or on properties that may be acquired in the future.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) against the general partner of NTS-Properties VII, Ltd., the general partners of four public partnerships affiliated with us and several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the public partnerships and an affiliate of the general partner of NTS-Properties VII, Ltd, as well as the operation of the partnerships by the general partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the public partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm et al. v. J.D. Nichols et al. (Case No. 03-CI-01740) against the general partner of NTS-Properties VII, Ltd., the general partners of three public partnerships affiliated with us and several individuals and entities affiliated with us. On March 21, 2003, the complaint was amended to include the general partner of a public partnership affiliated with us and the general partner of a partnership that was affiliated with us but is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and affiliated public partnerships based on alleged overpayments of fees, prohibited investments, improper failures to make distributions, purchases of limited partnership interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the public partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. The general partner of NTS-Properties VII, Ltd. believes that this action is without merit, and is vigorously defending it.

On June 20, 2003, the general partner of NTS-Properties VII, Ltd., along with the general partners of four public partnerships affiliated with us, reached an agreement in principle (the “Settlement Agreement”) with representatives of the class of plaintiffs to settle the Buchanan action. This settlement is subject to, among other things, preparing and executing a settlement agreement to be presented to the court for preliminary and final approval. The proposed settlement would include releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the proposed settlement, the general partners have agreed, among other things, to pursue a merger of the partnerships along with other real estate entities affiliated with the general partners into a newly-formed entity.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Note 8 — Segment Reporting

The Joint Venture’s reportable operating segments include only one segment — Commercial Real Estate Operations.

Note 9 — Subsequent Events

On February 4, 2004, NTS Realty Holdings Limited Partnership filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty Holdings Limited Partnership, a newly formed limited partnership (“NTS Realty”). Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with the general partner of NTS-Properties VII, Ltd., will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

On February 26, 2004, the Superior Court of the State of California for the County of Contra Costa preliminarily approved the settlement as set forth in the Stipulation and Agreement of Settlement jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates et al. (Case No. C 01-05090) on December 5, 2003. The Superior Court’s order, which sets forth its preliminary determination that the Stipulation and Agreement of Settlement is within the range of reasonableness, and is fair, just and adequate to the class of plaintiffs, is filed as an attachment to NTS-Properties VII, Ltd.‘s Form 8-K filed on March 1, 2004. The Superior Court has scheduled a hearing (the “Final Hearing”) on May 6, 2004, to finally determine, among other things, whether: (1) the Stipulation and Agreement of Settlement is fair, reasonable and adequate, and in the best interests of the class of plaintiffs, and (2) the Buchanan litigation should be dismissed with prejudice and on the merits in accordance with the Stipulation and Agreement of Settlement.

On March 2, 2004, NTS-Properties VII, Ltd., along with all defendants, filed a Motion to Dismiss the Bohm litigation. That Motion is currently pending before the court.

Pending the entry by the Superior Court of a final judgment and order dismissing the Buchanan litigation with prejudice, all members of the class of plaintiffs are barred and enjoined from: (1) transferring, selling, assigning or otherwise disposing of any limited partner units of the Partnerships, (2) granting a proxy to object to the merger of the Partnerships into NTS Realty Holdings Limited Partnership (“NTS Realty”) as contemplated by the joint consent solicitation statement/prospectus that NTS Realty filed with the Securities and Exchange Commission or (3) commencing a tender offer for the limited partner units of the Partnerships.

Item 9 — Change in and Disagreements with Accountants on Accounting and Financial

Disclosure

None.

Item 9A — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in our internal controls over financial reporting during the fourth quarter of 2003.

PART III

Item 10 — Directors and Executive Officers of the Registrant

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

The general partners of NTS-Properties Associates VII are as follows:

J.D. Nichols

Mr. Nichols (age 62) is the managing general partner of NTS-Properties Associates VII and is Chairman of NTS Corporation (since 1985) and NTS Development Company (since 1977).

NTS Capital Corporation

NTS Capital Corporation (formerly NTS Corporation) is a Kentucky corporation formed in October 1979. J.D. Nichols is Chairman and the sole director of NTS Capital Corporation.

The Manager of our properties is NTS Development Company, the executive officers and/or directors of which are J.D. Nichols, Brian F. Lavin and Gregory A. Wells.

Brian F. Lavin

Brian F. Lavin (age 50) is President of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in June 1997. From November 1994 through June 1997, Mr. Lavin served as President of the Residential Division of Paragon Group, Inc. and as a Vice President of Paragon’s Midwest Division prior to November 1994. In this capacity, he directed the development, marketing, leasing and management operations for the firm’s expanding portfolios.

Mr. Lavin attended the University of Missouri where he received his Bachelor’s Degree in Business Administration. He is a licensed Kentucky Real Estate Broker and Certified Property Manager. Mr. Lavin is a member of the Institute of Real Estate Management, council member of the Urban Land Institute and member of the National Multi-Housing Council. He has served on the Boards of the Louisville Science Center, Louisville Ballet, National Multi-Housing Council, Louisville Apartment Association, the Board of Trustees for the Louisville Olmsted Parks Conservancy, Inc. and currently serves on the Board of Directors of Greater Louisville Inc. and the Executive Committee Board of Overseers for the University of Louisville.

Gregory A. Wells

Mr. Wells (age 45) is Senior Vice President and Chief Financial Officer of NTS Corporation and NTS Development Company. He joined NTS Corporation and NTS Development Company in July 1999. From May 1998 through June 1999, Mr. Wells served as Chief Financial Officer of Hokanson Companies, Inc. and as Secretary and Treasurer of Hokanson Construction, Inc. in Indianapolis, Indiana from January 1995 through May 1998. In these capacities, he directed financial and operational activities for commercial real estate, company owned and third-party managed properties, building and suite renovations, and commercial and residential construction. Mr. Wells previously served as Vice President of Operations and Treasurer of Executive Telecom System, Inc., a subsidiary of The Bureau of National Affairs, Inc. (Washington, D.C.). Mr. Wells received a Bachelor’s Degree in Business Administration from George Mason University and is a Certified Public Accountant in Virginia and Kentucky. He participates in a number of charitable and volunteer activities in the Louisville, Kentucky area.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that certain persons, including persons who own more than ten percent (10%) of our limited partnership interests, file initial statements of beneficial ownership (Form 3), and statements of changes in beneficial ownership (Forms 4 or 5), with the U.S. Securities and Exchange Commission (the “SEC”). The SEC requires that these persons furnish us with copies of all forms filed with the SEC.

To our knowledge, based solely on review of the copies of the forms we received, or written representations from certain reporting persons, no additional forms were required for those persons.

Code of Business Conduct and Ethics

Because we do not directly employ any persons, we rely on a Code of Business Conduct and Ethics adopted by NTS Capital Corporation that applies to the principal executive officer, principal financial officer and principal accounting officer of our General Partner, as well as to persons performing services for us generally. You may obtain a copy of this code of ethics by request to our General Partner at 10172 Linn Station Road, Louisville, Kentucky 40223. We will disclose any amendment to, or waiver from, a provision of our code of ethics by filing a current report on Form 8-K.

Item 11 — Management Remuneration and Transactions

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

These charges were as follows:

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $            82,176 $            77,413 $           78,563
                                                       ------------------  ------------------  -----------------

Property management                                               155,314             153,129            154,611
Leasing                                                            27,627              31,968             27,450
Administrative - operating                                         75,108              79,844             70,865
Other                                                               6,275               1,366              1,438
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        264,324             266,307            254,364
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             131,572             115,224            109,311
                                                       ------------------  ------------------  -----------------

Repair and maintenance fees                                        11,186               2,235              2,150
Construction management                                                --               1,547                600
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  11,186               3,782              2,750
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           489,258 $           462,726 $          444,988
                                                       ==================  ==================  =================

Our General Partner is entitled to receive cash distributions and allocations of profits and losses from us. See Item 8 — Note 1E which describes the methods used to determine income allocations and cash distributions.

See Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations, along with Consolidated Cash Flows and Financial Condition, for information concerning recent tender offers for our limited partners.

Item 12 — Security Ownership of Certain Beneficial Owners and Management

The following provides details regarding owners of more than 5% of the total outstanding limited partnership interests as of January 31, 2004. ORIG, LLC owns its interest directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     Limited Partner                ORIG, LLC                     218,772 Interests               39.61%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

ORIG, LLC is a Kentucky limited liability company, the members of which are J.D. Nichols (1%), Barbara M. Nichols (J.D. Nichols’ wife) (74%) and Brian F. Lavin (25%). J.D. Nichols has voting power and investment power with respect to Barbara M. Nichols’ ownership in ORIG, LLC.

The table below sets forth our General Partner’s ownership interest in us. Our General Partner owns its interests directly.

                               Name and Address of                   Amount of
     Title of Class              Beneficial Owner               Beneficial Ownership         Percent of Class
     General Partner       NTS Properties Associates VII            5 Interests                    100%
                              10172 Linn Station Road
                             Louisville, Kentucky 40223

J.D. Nichols and Brian F. Lavin are the Chairman and President, respectively, of NTS Capital Corporation, a general partner of NTS Properties Associates VII, our General Partner. The general partners of our General Partner and their total respective interests (general and limited) in NTS-Properties Associates VII are as follows:

J.D. Nichols	36.05%
10172 Linn Station Road
Louisville, Kentucky 40223

NTS Capital Corporation	11.95%
10172 Linn Station Road
Louisville, Kentucky 40223

Item 13 — Certain Relationships and Related Transactions

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

We were charged the following amounts pursuant to an agreement with NTS Development Company for the years ended December 31, 2003, 2002 and 2001. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

These charges were as follows:

                                                                   For the Years Ended December 31,
                                                       ---------------------------------------------------------
                                                              2003                2002               2001
                                                       ------------------  ------------------  -----------------

Property management fees                              $            82,176 $            77,413 $           78,563
                                                       ------------------  ------------------  -----------------

Property management                                               155,314             153,129            154,611
Leasing                                                            27,627              31,968             27,450
Administrative - operating                                         75,108              79,844             70,865
Other                                                               6,275               1,366              1,438
                                                       ------------------  ------------------  -----------------

     Total operating expenses - affiliated                        264,324             266,307            254,364
                                                       ------------------  ------------------  -----------------

Professional and administrative expenses - affiliated             131,572             115,224            109,311
                                                       ------------------  ------------------  -----------------

Repair and maintenance fees                                        11,186               2,235              2,150
Construction management                                                --               1,547                600
                                                       ------------------  ------------------  -----------------

     Total related party transactions capitalized                  11,186               3,782              2,750
                                                       ------------------  ------------------  -----------------

     Total related party transactions                 $           489,258 $           462,726 $          444,988
                                                       ==================  ==================  =================

Between December 7, 1998 and December 31, 2001, we and ORIG, LLC, (“ORIG”) an affiliate of ours, (the “Offerors”), filed four tender offers with the Securities and Exchange Commission. Through the four tender offers, we repurchased 23,500 Interests for $141,000 or $6.00 per Interest. ORIG purchased 159,613 Interests for $957,678 or $6.00 per Interest. Interests repurchased by us were retired. Interests purchased by ORIG are being held by it.

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

Item 14 — Principal Accountant Fees and Services

Independent Auditor Fee Information

Fees for professional services provided by our independent auditors in each of the last two fiscal years, in each of the following categories are approximately:

                                                  2003                2002
                                           ------------------  ------------------
Audit fees                                $            47,900 $            20,000
Audit-related fees                                        800                  --
Tax fees                                               43,200              17,400
All other fees                                             --                  --

Fees for audit services included fees associated with the annual audit and the reviews of the Partnership’s quarterly reports on Form 10-Q. Included in the audit fees in 2003 is approximately $22,100 of fees for services provided in connection with the joint consent solicitation statement/prospectus on Form S-4 filed with the Securities and Exchange Commission on February 4, 2004. Audit-related fees included accounting consultation. Tax fees included tax compliance, tax advice and tax planning, including approximately $27,400 of fees in 2003 for tax services provided in connection with the Proposed Merger. There were no fees billed for other services not described above.

PART IV

Item 15 — Exhibits, Financial Statement Schedules and Reports on Form 8-K

1 — Financial Statements

The financial statements for the years ended December 31, 2003 and 2002, along with the reports from Ernst & Young LLP dated March 26, 2004, and the financial statements for the year ended December 31, 2001, along with a copy of the report from Arthur Andersen LLP dated March 21, 2002, which has not been reissued, appear in Part II, Item 8. The following schedules should be read in conjunction with those financial statements.

2 — Financial Statement Schedules

Schedules	Page No.

III-Real Estate and Accumulated Depreciation	66-67

All other schedules have been omitted because they are not applicable, are not required, or because the required information is included in the financial statements or notes thereto.

3 — Exhibits

Exhibit No.

3.	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties VII, Ltd.
a Florida limited partnership.

10.	Property Management Agreement and Construction	*
Agreement between NTS Development Company and
NTS-Properties VII, Ltd. a Florida limited partnership.

14.	Code of Ethics	**

31.1	Certification of Chief Executive Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange Commission in connection with the filing of the Registration Statements on Form S- 11 on May 15, 1987 (effective October 29, 1987) under Commission File No. 33- 14308.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-K.

4 — Reports on Form 8-K

We filed a Form 8-K on December 10, 2003, to announce that the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with certain of their affiliates, jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) in the Superior Court of the State of California for the County of Contra Costa with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS Properties Associates et al. (Case No. C 01-05090).

We filed a Form 8-K on February 2, 2004, to inform investors of an offer by CMG Partners, LLC to purchase their interests in NTS-Properties VII, Ltd. for $5.75 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on February 6, 2004, to announce that as part of the Settlement Agreement referred to in the Form 8-K filed on December 10, 2003, the general partners of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd., along with other real estate entities affiliated with the general partners agreed to pursue a merger into NTS Realty Holdings Limited Partnership, a Delaware limited partnership (the “NTS Realty”). On February 4, 2004, NTS Realty filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval in the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

NTS-PROPERTIES VII, LTD.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
AS OF DECEMBER 31, 2003

                                                                     Park Place
                                                  The Park at        Apartments
                                                  the Willows         Phase II            Total
                                                ---------------    ---------------   ---------------
Encumbrances                                         None                (A)

Initial cost to partnership:
  Land                                        $         457,048  $       2,616,693  $      3,073,741
  Buildings and improvements                          2,091,968          7,692,119         9,784,087

Cost capitalized subsequent to acquisition:
  Improvements (net of retirements)                     136,299            275,324           411,623

Gross amount at which carried
  December 31, 2003 (B):
    Land                                      $         462,882  $       2,655,063  $      3,117,945
    Buildings and improvements                        2,222,433          7,929,073        10,151,506
                                                ---------------    ---------------   ---------------

     Total                                    $       2,685,315  $      10,584,136  $     13,269,451
                                                ===============    ===============   ===============

Accumulated depreciation                      $       1,281,989  $       4,897,370  $      6,179,359
                                                ===============    ===============   ===============

Date of construction                                  N/A               02/90

Date acquired                                        05/88               N/A

Life at which depreciation in latest
  income statement is computed                        (C)                (C)
(A)	First mortgage held by an insurance company.
(B)	Aggregate cost of real estate for tax purposes is approximately $12,847,000.
(C)	Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities.
(D)	Reconciliation, net of accumulated depreciation, to financial statements:

Total gross cost on December 31, 2003                                            $     13,269,451
Additions to Partnership for computer hardware and software in 1998                         8,797
Additions to Partnership for computer hardware and software in 1999                         9,144
                                                                                  ---------------

Balance on December 31, 2003                                                           13,287,392
Less accumulated depreciation                                                           6,179,359
Less accumulated depreciation for Partnership computer hardware and software               16,147
                                                                                  ---------------

Land, buildings and amenities, net on December 31, 2003                          $      7,091,886
                                                                                  ===============

NTS-PROPERTIES VII, LTD.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                       Real             Accumulated
                                                      Estate            Depreciation
                                                ------------------   ------------------
Balances on January 1, 2001                   $         13,186,775            5,098,320

Additions during period:
  Improvements                                             146,618                   --
  Depreciation                                                   -              452,914

Deductions during period:
  Retirements                                              (96,890)             (45,436)
                                                ------------------   ------------------

Balances on December 31, 2001                           13,236,503            5,505,798

Additions during period:
  Improvements                                              72,080                   --
  Depreciation                                                  --              501,168

Deductions during period:
  Retirements                                              (19,379)             (17,341)
                                                ------------------   ------------------

Balances on December 31, 2002                           13,289,204            5,989,625

Additions during period:
  Improvements                                             200,794                   --
  Depreciation                                                  --              407,690

Deductions during period:
  Retirements                                             (202,606)            (201,809)
                                                ------------------   ------------------

Balances on December 31, 2003                 $         13,287,392 $          6,195,506
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

Date: March 26, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant in their capacities and on the date indicated above.

Signature	Title

/s/ J. D. Nichols

J. D. Nichols	General Partner of NTS-Properties Associates VII and Chairman and Sole Director of NTS Capital Corporation

/s/ Brian F. Lavin

Brian F. Lavin	President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells	Chief Financial Officer of NTS Capital Corporation

We are a limited partnership and no proxy material has been sent to the limited partners. We will deliver to the limited partners an annual report containing our financial statements and a message from our general partner.