Form 10-Q
period 2004-03-31
NTS PROPERTIES VII
filed 2004-05-13
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).      Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets as of March 31, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of March 31, 2004	4

	Statements of Operations for the Three Months Ended March 31, 2004 and 2003	5

	Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003	6

	Notes to Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II — OTHER INFORMATION

Items 1 - 6	20-21

Signatures	22

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

Any forward-looking statements included in MD&A, or elsewhere in this report, reflect our general partner’s best judgment based on known factors, but involve risks and uncertainties. Actual results could differ materially from those anticipated in any forward-looking statements as a result of a number of factors, including but not limited to those described in our filings with the Securities and Exchange Commission, particularly our annual report on Form 10-K for the year ended December 31, 2003. Any forward-looking information provided by us pursuant to the safe harbor established by the Private Securities Litigation Reform Act of 1995 should be evaluated in the context of these factors.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                      As of               As of
                                                                    March 31,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           169,028 $          263,655
Cash and equivalents - restricted                                           27,050             26,625
Accounts receivable, net                                                     3,006              4,577
Land, buildings and amenities, net                                       6,989,413          7,091,886
Investment in and advances to joint venture                                806,390            789,567
Other assets                                                                44,712             46,021
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $         8,039,599 $        8,222,331
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage payable                                               $         3,299,607 $        3,339,017
Accounts payable                                                           136,505            184,617
Security deposits                                                           26,850             26,700
Other liabilities                                                           43,554             22,572
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  3,506,516          3,572,906

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         4,533,083          4,649,425
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         8,039,599 $        8,222,331
                                                                ==================  =================

NTS-PROPERTIES VII, LTD.
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       10,935,700 $               100 $        10,935,800
Net loss - prior years                                (3,074,747)            (31,057)         (3,105,804)
Net loss - current year                                 (115,179)             (1,163)           (116,342)
Cash distributions declared to date                   (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership interests             (436,080)                 --            (436,080)
                                               -----------------  ------------------  ------------------

BALANCES ON MARCH 31, 2004                    $        4,592,648 $           (59,565)$         4,533,083
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
REVENUES
Rental income                                                  $           385,305 $          431,371
                                                                ------------------  -----------------

     TOTAL REVENUES                                                        385,305            431,371
                                                                ------------------  -----------------

EXPENSES
Operating expenses                                                         104,682             97,940
Operating expenses - affiliated                                             72,941             72,966
Management fees                                                             19,450             22,600
Real estate taxes                                                           19,908             21,846
Professional and administrative expenses                                   116,106             60,549
Professional and administrative expenses - affiliated                       33,713             29,483
Depreciation and amortization                                              102,473            101,402
                                                                ------------------  -----------------

     TOTAL OPERATING EXPENSES                                              469,273            406,786
                                                                ------------------  -----------------

OPERATING (LOSS) INCOME                                                    (83,968)            24,585

Interest and other income                                                      819              1,423
Interest expense                                                           (60,940)           (63,895)
Income from investment in joint venture                                     27,747             28,543
                                                                ------------------  -----------------

Net loss                                                       $          (116,342)$           (9,344)
                                                                ==================  =================

Net loss allocated to the limited partners                     $          (115,179)$           (9,251)
                                                                ==================  =================

Net loss per limited partnership interest                      $            (0.21) $           (0.02)
                                                                ==================  =================

Weighted average number of limited partnership interests                   552,236            552,236
                                                                ==================  =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Three Months Ended
                                                                                March 31,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (116,342)$             (9,344)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                           103,253              102,182
    Income from investment in joint venture                                 (27,747)             (28,543)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                        (425)                (900)
      Accounts receivable                                                     1,571                2,604
      Other assets                                                              529                 (117)
      Accounts payable                                                      (48,112)              38,980
      Security deposits                                                         150                1,750
      Other liabilities                                                      20,982               19,300
                                                                  -----------------    -----------------

     Net cash (used in ) provided by operating activities                   (66,141)             125,912
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from joint venture, net                                        10,924                  914
                                                                  -----------------    -----------------

     Net cash provided by investing activities                               10,924                  914
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and note payable                             (39,410)             (42,910)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                  (39,410)             (42,910)
                                                                  -----------------    -----------------

     Net (decrease) increase in cash and equivalents                        (94,627)              83,916

CASH AND EQUIVALENTS, beginning of period                                   263,655              382,533
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            169,028 $            466,449
                                                                  =================    =================

Interest paid on a cash basis                                  $             60,990 $             63,243
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties VII, Ltd.‘s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three months ended March 31, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VII, Ltd. or its interests in its properties and joint venture.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of March 31, 2004, approximately $105,000 of our overnight investment was included in cash and equivalents.

Note 5 — Cash and Equivalents — Restricted

Cash and equivalents — restricted represents funds received for residential security deposits.

Note 6 — Basis of Property and Depreciation

Land, buildings and amenities are stated at historical cost, less accumulated depreciation. Costs directly associated with the acquisition, development and construction of a project are capitalized. Depreciation is computed using the straight-line method over the estimated useful lives of the assets which are 7-30 years for land improvements, 7-30 years for buildings and improvements and 5-30 years for amenities. The aggregate cost of our properties for federal tax purposes is approximately $12,847,000.

Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” specifies circumstances in which certain long-lived assets must be reviewed for impairment. If the carrying amount of an asset exceeds the sum of its expected future cash flows, the asset’s carrying value must be written down to fair value. There were no impairment losses during any of the periods presented.

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

For the three months ended March 31, 2004 and 2003, BBC 1A had total revenues of $237,253 and $237,253, respectively, and net income of $88,535 and $91,077, respectively.

Note 8 — Mortgage Payable

Mortgage payable consists of the following:

                                                                      March 31,          December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.               $          3,299,607 $          3,339,017
                                                                  =================    =================

Our mortgage may be prepaid but is subject to a yield-maintenance premium.

As of March 31, 2004, the fair value of long-term debt was approximately $3,369,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

Note 9 — Related Party Transactions

Pursuant to an agreement with us, NTS Development Company, an affiliate of our General Partner, receives property management fees on a monthly basis. The monthly fees are equal to 5% of the gross revenues from our apartment communities. Also pursuant to an agreement, NTS Development Company receives a repair and maintenance fee equal to 5.9% of costs incurred which relates to capital improvements and major repair and renovation projects. These repair and maintenance fees are capitalized as part of land, buildings and amenities.

We were charged the following amounts from NTS Development Company for the three months ended March 31, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Three Months Ended
                                                                               March 31,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             19,450 $             22,600
                                                                -------------------  -------------------

Property management                                                          40,979               39,135
Leasing                                                                       6,758                7,525
Administrative - operating                                                   24,646               21,153
Other                                                                           558                5,153
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                   72,941               72,966
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        33,713               29,483
                                                                -------------------  -------------------

Total related party transactions                               $            126,104 $            125,049
                                                                ===================  ===================

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

We are jointly and severally liable under the mortgage loan agreement for the BBC 1A debt. The outstanding balance on this mortgage on March 31, 2004 is $1,042,616. Our financial statements do not reflect a liability for this mortgage.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purports to bring claims on behalf of a class of limited partners. These claims are based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs allege, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs are seeking monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner believes that this action is without merit and is vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”).

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth in writing the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. The Motion is currently pending before the court.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

For the three months ended March 31, 2004, our share of the legal costs for the Buchanan and Bohm litigations was approximately $29,000, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $64,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

Note 11 — Segment Reporting

Our reportable operating segments include only one segment — Apartment Community Operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Financial Statements in Item 1 and the cautionary statements below.

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

Cost Capitalization and Depreciation Policies

We review all expenditures and capitalize any item exceeding $1,000 deemed to be an upgrade or a tenant improvement with an expected useful life greater than one year. Land, buildings and amenities are stated at cost. Depreciation expense is computed using the straight-line method over the estimated useful lives of the assets. Buildings and improvements have estimated useful lives between 7-30 years, land improvements have estimated useful lives of between 7-30 years and amenities have estimated useful lives between 5-30 years.

Results of Operations

The following tables include our selected summarized operating data for the three months ended March 31, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                                        Three Months Ended
                                                                             March 31,
                                                              ---------------------------------------
                                                                       2004               2003
                                                              ---------------------------------------
Total revenues                                                 $           385,305  $         431,371
Operating expenses and operating
  expenses - affiliated                                                    177,623            170,906
Depreciation and amortization                                              102,473            101,402
Interest expense                                                            60,940             63,895
Net loss                                                                  (116,342)            (9,344)

Rental income and tenant reimbursements generated by our properties and joint venture for the three months ended March 31, 2004 and 2003 were as follows:

                                                                         Three Months Ended
                                                                              March 31,
                                                                -------------------------------------
                                                                       2004               2003
                                                                ------------------  -----------------
Wholly-Owned Properties
The Park at the Willows                                        $            80,372 $           83,918
Park Place Apartments Phase II                                 $           304,933 $          347,453

Joint Venture Property
(Ownership % on March 31, 2004)
Blankenbaker Business Center 1A (31.34%)                       $           237,253 $          237,253

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property's specific mix of lease maturities and are not indicative of any known trend.

The occupancy levels at our properties and joint venture as of March 31, 2004 and 2003 were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
The Park at the Willows                                              92%                 92%
Park Place Apartments Phase II                                       80%                 93%

Joint Venture Properties
(Ownership % on March 31, 2004)
Blankenbaker Business Center 1A (31.34%)                             100%               100%

We believe the changes in occupancy on March 31 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The average occupancy levels at our properties and joint ventures for the three months ended March 31, 2004 and 2003 were as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
The Park at the Willows                                              92%                 94%
Park Place Apartments Phase II                                       80%                 91%

Joint Venture Properties
(Ownership % on March 31, 2004)
Blankenbaker Business Center 1A (31.34%)                             100%               100%

We believe the changes in average occupancy from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three months ending March 31, 2004 and 2003.

Rental Income

Rental income for the three months ended March 31, 2004 and 2003 was approximately $385,000 and $431,000, respectively. The decrease of approximately $46,000, or 11%, was primarily the result of decreased average occupancy at Park Place Apartments Phase II and The Park at the Willows.

Operating Expenses and Operating Expenses – Affiliated

Our operating expenses did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Professional and administrative expenses for the three months ended March 31, 2004 and 2003 were approximately $116,000 and $61,000, respectively. The increase of approximately $55,000, or 90%, was primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 1 — Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Professional and administrative expenses – affiliated for the three months ended March 31, 2004 and 2003 were approximately $34,000 and $29,000, respectively. The increase of approximately $5,000, or 17%, was primarily the result of increased personnel costs.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expenses did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three months ended March 31, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the three months ended March 31, 2004 and 2003.

Cash flows (used in) provided by:

                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $             (66,141)$              125,912
Investing activities                                                          10,924                    914
Financing activities                                                         (39,410)               (42,910)
                                                                  ------------------    -------------------

     Net (decrease) increase in cash and equivalents           $             (94,627)$               83,916
                                                                  ==================    ===================

Net cash provided by operating activities was approximately $126,000 for the three months ended March 31, 2003. Net cash used by operating activities for the three months ended March 31, 2004 was approximately $66,000. The increase in net cash used was primarily driven by reduced earnings from operations before non cash items and the change in accounts payable. The decreased accounts payable includes payments for professional services related to our litigation filed by limited partners and our proposed merger.

Net cash provided by investing activities increased from approximately $1,000 for the three months ended March 31, 2003, to approximately $11,000 for the three months ended March 31, 2004. The increase in net cash used was primarily due to increased investment in the joint venture.

Net cash used in financing activities decreased from approximately $43,000 for the three months ended March 31, 2003 to approximately $39,000 for the three months ended March 31, 2004. The decrease was primarily the result of decreased principal payments made in 2004.

Due to the fact that no distributions were made during the three months ended March 31, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the future cash flow from operations combined with our cash reserves will be sufficient to meet these needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $169,028 on March 31, 2004.

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

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of March 31, 2004, fifteen roof replacements have been completed. The total cost of replacing the remaining roofs is estimated to be $60,000 ($20,000 per building). The three remaining roof replacements have been budgeted for 2004.

We have no other material commitments for renovations or capital expenditures as of March 31, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the three months ended March 31, 2004, our share of the legal and professional fees for the proposed merger was approximately $64,000.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $161,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in our internal controls over financial reporting during the first quarter of 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from (a) transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate	*
of Limited Partnership of NTS-Properties VII, Ltd.,
a Florida limited partnership.

10	Property Management Agreement and Construction	*
Agreement between NTS Development Company and
NTS-Properties VII, Ltd., a Florida limited partnership.

14	Code of Ethics	**

31.1	Certification of Chief Executive Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

31.2	Certification of Chief Financial Officer Pursuant to	***
Rule 13a-14(a) and Rule 15d-14(a) of the Securities
Exchange Act, as amended.

32.1	Certification of Chief Executive Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to	***
18 U.S.C. 1350, as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987 (effective October 29, 1987) under Commission File No. 33-14308.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on February 2, 2004, to inform investors of an offer by CMG Partners, LLC to purchase their interests in NTS-Properties VII, Ltd. for $5.75 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on February 6, 2004, to announce that NTS Realty Holdings Limited Partnership filed a Form S-4, which included a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission on February 4, 2004.

We filed a Form 8-K on March 1, 2004, to announce the preliminary approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

We filed a Form 8-K on May 10, 2004, to announce the final approval of the settlement with the class of plaintiffs in the action originally captioned Buchanan et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) by the Superior Court of the State of California for the County of Contra Costa.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NTS-PROPERTIES VII, LTD.

By:	NTS-Properties Associates VII,
General Partner
By: NTS Capital Corporation,
General Partner

/s/ Brian F. Lavin

Brian F. Lavin
President of NTS Capital Corporation

/s/ Gregory A. Wells

Gregory A. Wells
Chief Financial Officer of NTS Capital Corporation

Date: May 13, 2004