Form 10-Q
period 2004-06-30
NTS PROPERTIES VII
filed 2004-08-16
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of June 30, 2004	4

	Statements of Operations for the Three and Six Months Ended June 30, 2004 and 2003	5

	Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003	6

	Notes to Financial Statements	7-12

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II — OTHER INFORMATION

Items 1 - 6	21-22

Signatures	23

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                      As of               As of
                                                                     June 30,         December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           136,312 $          263,655
Cash and equivalents - restricted                                           28,100             26,625
Accounts receivable, net                                                     1,124              4,577
Land, buildings and amenities, net                                       6,898,263          7,091,886
Investment in and advances to joint venture                                831,654            789,567
Other assets                                                                38,542             46,021
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $         7,933,995 $        8,222,331
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage payable                                               $         3,260,090 $        3,339,017
Accounts payable and accrued expenses                                      115,081            184,617
Security deposits                                                           26,925             26,700
Other liabilities                                                           67,151             22,572
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  3,469,247          3,572,906

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         4,464,748          4,649,425
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         7,933,995 $        8,222,331
                                                                ==================  =================

NTS-PROPERTIES VII, LTD.
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       10,935,700 $               100 $        10,935,800
Net loss - prior years                                (3,074,747)            (31,057)         (3,105,804)
Net loss - current year                                 (182,830)             (1,847)           (184,677)
Cash distributions declared to date                   (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership interests             (436,080)                 --            (436,080)
                                               -----------------  ------------------  ------------------

BALANCES ON JUNE 30, 2004                     $        4,524,997 $           (60,249)$         4,464,748
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       385,414 $      427,262 $      770,719  $      858,633
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                           385,414        427,262        770,719         858,633
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                             95,532        125,362        200,215         223,302
Operating expenses - affiliated                                66,080         67,192        139,022         140,159
Management fees                                                19,647         21,697         39,096          44,297
Real estate taxes                                              19,908         21,846         39,816          43,692
Professional and administrative expenses                       79,843         63,273        195,950         123,820
Professional and administrative expenses - affiliated          36,007         33,954         69,719          63,437
Depreciation and amortization                                 102,494        101,142        204,966         202,544
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                                 419,511        434,466        888,784         841,251
                                                       --------------  -------------  -------------  --------------

OPERATING (LOSS) INCOME                                       (34,097)        (7,204)      (118,065)         17,382

Interest and other income                                       1,512          1,469          2,331           2,892
Interest expense                                              (60,881)       (62,474)      (121,821)       (126,370)
Loss on disposal of assets                                     (1,287)            --         (1,287)             --
Income from investment in joint venture                        26,418         27,444         54,165          55,987
                                                       --------------  -------------  -------------  --------------

Net loss                                              $       (68,335)$      (40,765)$     (184,677)$       (50,109)
                                                       ==============  =============  =============  ==============

Net loss allocated to the limited partners            $       (67,652)$      (40,357)$     (182,830)$       (49,608)
                                                       ==============  =============  =============  ==============

Net loss per limited partnership interest             $         (0.12)$        (0.07)$        (0.33)$         (0.09)
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                       552,236        552,236        552,236         552,236
                                                       ==============  =============  =============  ==============

The accompanying notes to consolidated financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (184,677)$            (50,109)
Adjustments to reconcile net loss to net cash (used in)
  provided by operating activities:
    Depreciation and amortization                                           206,527              204,105
    Loss on disposal of assets                                                1,287                   --
    Income from investment in joint venture                                 (54,165)             (55,987)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                      (1,475)                (925)
      Accounts receivable                                                     3,453                4,209
      Other assets                                                            5,918               10,239
      Accounts payable and accrued expenses                                 (69,536)             130,754
      Security deposits                                                         225                 (700)
      Other liabilities                                                      44,579               48,951
                                                                  -----------------    -----------------

     Net cash (used in) provided by operating activities                    (47,864)             290,537
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (12,630)            (130,258)
Distributions from joint venture, net                                        12,078                  914
                                                                  -----------------    -----------------

     Net cash used in investing activities                                     (552)            (129,344)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage and note payable                             (78,927)             (79,423)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                  (78,927)             (79,423)
                                                                  -----------------    -----------------

     Net (decrease) increase in cash and equivalents                       (127,343)              81,770

CASH AND EQUIVALENTS, beginning of period                                   263,655              382,533
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            136,312 $            464,303
                                                                  =================    =================

Interest paid on a cash basis                                  $            121,875 $            127,131
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties VII, Ltd.’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and six months ended June 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VII, Ltd. or its interests in its properties and joint venture.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of June 30, 2004, there were no available cash balances to transfer into our overnight investment.

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

Note 7 — Investment in Joint Venture

Blankenbaker Business Center Joint Venture (the “Joint Venture”) was organized on December 28, 1990, by us and NTS-Properties Plus Ltd. to own and operate Blankenbaker Business Center 1A (“BBC 1A”) and to acquire an approximately 2.49 acre parking lot that was being leased by the business center from an affiliate of our general partner. On August 16, 1994, the Joint Venture agreement was amended to admit NTS-Properties IV to the Joint Venture.

For the three months ended June 30, 2004 and 2003, BBC 1A had total revenues of $237,253 and $237,253, respectively, and net income of $84,296 and $87,568, respectively.

For the six months ended June 30, 2004 and 2003, BBC 1A had total revenues of $474,506 and $474,506, respectively, and net income of $172,831 and $178,645, respectively.

Note 8 — Mortgage Payable

Mortgage payable consists of the following:

                                                                      June 30,           December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.               $          3,260,090 $          3,339,017
                                                                  =================    =================

Our mortgage may be prepaid but is subject to a yield-maintenance premium.

As of June 30, 2004, the fair value of long-term debt was approximately $3,364,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the six months ended June 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                            Six Months Ended
                                                                                June 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             39,096 $             44,297
                                                                -------------------  -------------------

Property management                                                          81,689               78,677
Leasing                                                                      12,030               14,555
Administrative - operating                                                   44,133               41,406
Other                                                                         1,170                5,521
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  139,022              140,159
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                        69,719               63,437
                                                                -------------------  -------------------

Repair and maintenance fees                                                      --                7,258
                                                                -------------------  -------------------

     Total related party transactions capitalized                                --                7,258
                                                                -------------------  -------------------

Total related party transactions                               $            247,837 $            255,151
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

We are jointly and severally liable under the mortgage loan agreement for the BBC 1A debt. The outstanding balance on this mortgage on June 30, 2004 is $895,451. Our financial statements do not reflect a liability for this mortgage.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued as a liability for this action in our financial statements. Under an indemnification agreement with our general partner, we are responsible for the costs of defending any such action.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued as a liability for this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On June 20, 2003, the General Partners reached an agreement in principle with the representatives of the class of plaintiffs to settle the Buchanan litigation. This agreed upon settlement includes releases for all of the parties for all of the claims asserted in the Buchanan litigation and the Bohm litigation. As part of the agreed upon settlement, the General Partners agreed to pursue a merger of the Partnerships and other real estate entities affiliated with the General Partners into a newly-formed entity named NTS Realty Holdings Limited Partnership (“NTS Realty”). NTS Development Company agreed to pay the Partnerships $1,500,000 on the closing date of the merger. We expect to receive $27,000 of this payment.

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

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

For the six months ended June 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $65,000 and $9,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $88,000 and $24,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

Critical Accounting Policies

General

A critical accounting policy is one that would materially affect our operations or financial condition, and requires management to make estimates or judgments in certain circumstances. These judgments often result from the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting policies discussed in this section are not to be confused with accounting principles and methods disclosed in accordance with U.S. generally accepted accounting principles (“GAAP”). GAAP requires information in financial statements about accounting principles, methods used and disclosures pertaining to significant estimates. The following disclosure discusses judgments known to management pertaining to trends, events or uncertainties known which were taken into consideration upon the application of those policies and the likelihood that materially different amounts would be reported upon taking into consideration different conditions and assumptions.

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

Results of Operations

The following tables include our selected summarized operating data for the three and six months ended June 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Total revenues                                        $       385,414 $      427,262 $      770,719 $       858,633
Operating expenses and operating
 expenses - affiliated                                        161,612        192,554        339,237         363,461
Depreciation and amortization                                 102,494        101,142        204,966         202,544
Interest expense                                               60,881         62,474        121,821         126,370
Net loss                                                      (68,335)       (40,765)      (184,677)        (50,109)

Rental income and tenant reimbursements generated by our properties for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
The Park at the Willows                               $        78,437 $       78,567 $      158,810 $       162,485
Park Place Apartments Phase II                                306,977        348,695        611,909         696,148

Joint Venture Property
(Ownership % on June 30, 2004)
Blankenbaker Business Center 1A (31.34%)              $       237,253 $      237,253 $      474,506 $       474,506

We believe the changes in rental income and tenant reimbursements from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The occupancy levels at our properties and joint venture as of June 30, 2004 and 2003 were as follows:

                                                                            June 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
The Park at the Willows                                              88%                 73%
Park Place Apartments Phase II                                       86%                 93%

Joint Venture Properties
(Ownership % on June 30, 2004)
Blankenbaker Business Center 1A (31.34%)                             100%               100%

We believe the changes in occupancy on June 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The average occupancy levels at our properties and joint ventures for the three and six months ended June 30, 2004 and 2003 were as follows:

                                                          Three Months Ended              Six Months Ended
                                                               June 30,                       June 30,
                                                     -----------------------------  ----------------------------
                                                         2004            2003           2004           2003
                                                     -------------   -------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows                                   89%             78%            90%            85%
Park Place Apartments Phase II                            83%             94%            81%            93%

Joint Venture Properties
(Ownership % on June 30, 2004)
Blankenbaker Business Center 1A (31.34%)                 100%            100%           100%           100%

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and six months ending June 30, 2004 and 2003.

Rental Income

Rental income was approximately $385,000 and $771,000 for the three and six months ended June 30, 2004, as compared to approximately $427,000 and $859,000 for the three and six months ended June 30, 2003. The decrease of $42,000, or 10%, and $88,000, or 10%, for the three and six months ended June 30, 2004 was primarily the result of decreased occupancy at Park Place Apartments Phase II, partially offset by increased occupancy at The Park at the Willows.

Operating Expenses and Operating Expenses – Affiliated

Operating expenses for the three months ended June 30, 2004 and 2003 were approximately $96,000 and $125,000, respectively. The decrease of approximately $29,000, or 23%, was primarily due to decreased exterior landscaping costs at Park Place Apartments Phase II and The Park at the Willows and decreased repairs and maintenance costs at Park Place Apartments Phase II.

Operating expenses for the six months ended June 30, 2004 and 2003 were approximately $200,000 and $223,000, respectively. The decrease of approximately $23,000, or 10%, was primarily due to decreased exterior landscaping costs at Park Place Apartments Phase II and decreased utility costs at Park Place Apartments Phase II and The Park at the Willows. The overall decrease is partially offset by an increase in repairs and maintenance expense at The Park at the Willows.

Operating expenses – affiliated did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Professional and administrative expenses were $80,000 and $196,000 for the three and six months ended June 30, 2004, as compared to $63,000 and $124,000 for the three and six months ended June 30, 2003. The increase of $17,000, or 27%, and $72,000, or 58%, for the three and six months ended June 30, 2004 was primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 1 – Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Professional and administrative expenses – affiliated did not change significantly for the three months ended June 30, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated for the six months ended June 30, 2004 and 2003 were approximately $70,000 and $63,000, respectively. The increase of approximately $7,000, or 11%, was primarily the result of increased personnel costs.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Depreciation and Amortization Expense

Our depreciation and amortization expenses did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three and six months ended June 30, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the six months ended June 30, 2004 and 2003.

Cash flows (used in) provided by:

                                                                              Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    ------------------
Operating activities                                           $             (47,864) $            290,537
Investing activities                                                            (552)             (129,344)
Financing activities                                                         (78,927)              (79,423)
                                                                  ------------------    ------------------

     Net (decrease) increase in cash and equivalents           $            (127,343) $             81,770
                                                                  ==================    ==================

Net cash provided by operating activities was approximately $291,000 for the six months ended June 30, 2003. Net cash used by operating activities for the six months ended June 30, 2004 was approximately $48,000. The increase in net cash used was primarily driven by reduced earnings from operations before non cash items and the change in accounts payable. The decreased accounts payable includes payments for professional services related to our litigation filed by limited partners and our proposed merger.

Net cash used in investing activities decreased from approximately $129,000 for the six months ended June 30, 2003, to approximately $1,000 for the six months ended June 30, 2004. The decrease in net cash used was primarily due to a decrease in capital expenditures at Park Place Apartments Phase II and increased investment in the joint venture. The decrease in cash used was partially offset by increased capital expenditures at The Park at the Willows.

Net cash used in financing activities did not change significantly from the six months ended June 30, 2003 to the six months ended June 30, 2004.

Due to the fact that no distributions were made during the six months ended June 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

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

The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the future cash flow from operations combined with our cash reserves will be sufficient to meet these needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $136,312 on June 30, 2004.

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

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of June 30, 2004, fifteen roof replacements have been completed. The total cost of replacing the remaining roofs is estimated to be $60,000 ($20,000 per building). The three remaining roof replacements have been budgeted for the third and fourth quarters of 2004.

We have no other material commitments for renovations or capital expenditures as of June 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into a newly formed limited partnership known as NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. We may not seek the approval of the limited partners until a filing made by NTS Realty with the Securities and Exchange Commission is declared effective. For the six months ended June 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $88,000 and $24,000, respectively.

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

On June 24, 2004 and August 13, 2004, NTS Realty filed first and second amendments, respectively, to Form S-4 with the Securities and Exchange Commission. Both amendments are in response to comments made by the Securities and Exchange Commission.

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk exposure with regard to financial instruments is changes in interest rates. Our mortgage payable bears interest at a fixed rate. A hypothetical 100 basis point increase in interest rates would result in an approximate $158,000 decrease in the fair value of debt.

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in our internal controls over financial reporting during the six months ended June 30, 2004.

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

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

Items 2 through 5 are omitted because these items are inapplicable or the answers to the items are negative.

Item 6 — Exhibits and Reports on Form 8-K

Exhibit No.

3	Amended and Restated Agreement and Certificate of Limited Partnership of NTS-Properties VII, Ltd., a Florida limited partnership.	*

10	Property Management Agreement and Construction Agreement between NTS Development Company and NTS-Properties VII, Ltd., a Florida limited partnership.	*

14	Code of Ethics.	**

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	***

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	***

*	Incorporated by reference to documents filed with the Securities and Exchange
Commission in connection with the filing of the Registration Statements on Form S-11 on May 15, 1987 (effective October 29, 1987) under Commission File No. 33-14308.

**	See www.ntsdevelopment.com for our code of ethics.

***	Attached as an exhibit with this Form 10-Q.

Reports on Form 8-K

We filed a Form 8-K on June 24, 2004, to announce that NTS Realty Holdings Limited Partnership filed an amendment to Form S-4 with the Securities and Exchange Commission on June 18, 2004. The original Form S-4 was filed on February 4, 2004.

We filed a Form 8-K on August 13, 2004, to announce that NTS Realty Holdings Limited Partnership filed a second amendment to Form S-4 with the Securities and Exchange Commission on August 13, 2004. The original Form S-4 was filed on February 4, 2004.

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

Date: August 16, 2004