Form 10-Q
period 2004-09-30
NTS PROPERTIES VII
filed 2004-11-15
CIK 814222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes [X]    No [   ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes [   ]    No [X]

TABLE OF CONTENTS

Pages

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Balance Sheets as of September 30, 2004 and December 31, 2003	4

	Statement of Partners' Equity as of September 30, 2004	4

	Statements of Operations for the Three and Nine Months Ended September 30, 2004 and 2003	5

	Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	6

	Notes to Financial Statements	7-13

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14-21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II — OTHER INFORMATION

Items 1 - 6	22-24

Signatures	25

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

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

NTS-PROPERTIES VII, LTD.
BALANCE SHEETS

                                                                      As of               As of
                                                                  September 30,       December 31,
                                                                       2004               2003
                                                                ------------------  -----------------
                                                                   (UNAUDITED)
ASSETS
Cash and equivalents                                           $           206,108 $          263,655
Cash and equivalents - restricted                                           27,150             26,625
Accounts receivable, net                                                    12,115              4,577
Land, buildings and amenities, net                                       6,796,557          7,091,886
Investment in and advances to joint venture                                839,077            789,567
Other assets                                                                29,263             46,021
                                                                ------------------  -----------------

      TOTAL ASSETS                                             $         7,910,270 $        8,222,331
                                                                ==================  =================

LIABILITIES AND PARTNERS' EQUITY
Mortgage payable                                               $         3,219,830 $        3,339,017
Accounts payable and accrued expenses                                      166,168            184,617
Security deposits                                                           26,500             26,700
Other liabilities                                                           83,688             22,572
                                                                ------------------  -----------------

      TOTAL LIABILITIES                                                  3,496,186          3,572,906

COMMITMENTS AND CONTINGENCIES (Note 10)

PARTNERS' EQUITY                                                         4,414,084          4,649,425
                                                                ------------------  -----------------

TOTAL LIABILITIES AND PARTNERS' EQUITY                         $         7,910,270 $        8,222,331
                                                                ==================  =================

NTS-PROPERTIES VII, LTD.
STATEMENT OF PARTNERS’ EQUITY
(UNAUDITED)

                                                    Limited            General
                                                   Partners            Partner              Total
                                               -----------------  ------------------  ------------------
PARTNERS' EQUITY/(DEFICIT)
Capital contributions, net of offering costs  $       10,935,700 $               100 $        10,935,800
Net loss - prior years                                (3,074,747)            (31,057)         (3,105,804)
Net loss - current year                                 (232,988)             (2,353)           (235,341)
Cash distributions declared to date                   (2,717,046)            (27,445)         (2,744,491)
Repurchase of limited partnership interests             (436,080)                 --            (436,080)
                                               -----------------  ------------------  ------------------

BALANCES ON SEPTEMBER 30, 2004                $        4,474,839 $           (60,755)$         4,414,084
                                               =================  ==================  ==================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF OPERATIONS
(UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
REVENUES
Rental income                                         $       408,219 $      398,423 $    1,178,939 $     1,257,056
                                                       --------------  -------------  -------------  --------------

     TOTAL REVENUES                                           408,219        398,423      1,178,939       1,257,056
                                                       --------------  -------------  -------------  --------------

EXPENSES
Operating expenses                                             98,310        101,301        298,526         324,603
Operating expenses - affiliated                                70,278         65,344        209,299         205,503
Management fees                                                19,917         19,514         59,013          63,811
Real estate taxes                                              19,908         15,924         59,724          59,616
Professional and administrative expenses                       65,481         38,244        261,431         162,066
Professional and administrative expenses - affiliated          37,489         34,757        107,208          98,193
Depreciation and amortization                                 101,706        102,557        306,672         305,102
                                                       --------------  -------------  -------------  --------------

     TOTAL OPERATING EXPENSES                                 413,089        377,641      1,301,873       1,218,894
                                                       --------------  -------------  -------------  --------------

OPERATING (LOSS) INCOME                                        (4,870)        20,782       (122,934)         38,162

Interest and other income                                         500          2,258          2,829           5,150
Interest expense                                              (60,800)       (64,556)      (182,620)       (190,925)
Loss on disposal of assets                                         --             --         (1,287)             --
Income from investment in joint venture                        14,506          7,043         68,671          63,030
                                                       --------------  -------------  -------------  --------------

Net loss                                              $       (50,664)$      (34,473)$     (235,341)$       (84,583)
                                                       ==============  =============  =============  ==============

Net loss allocated to the limited partners            $       (50,157)$      (34,128)$     (232,988)$       (83,737)
                                                       ==============  =============  =============  ==============

Net loss per limited partnership interest             $         (0.09)$        (0.06)$        (0.42)$         (0.15)
                                                       ==============  =============  =============  ==============

Weighted average number of limited
  partnership interests                                       552,236        552,236        552,236         552,236
                                                       ==============  =============  =============  ==============

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        2004                 2003
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                       $           (235,341)$            (84,583)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation and amortization                                           309,013              307,442
    Loss on disposal of assets                                                1,287                   --
    Income from investment in joint venture                                 (68,671)             (63,030)
    Changes in assets and liabilities:
      Cash and equivalents - restricted                                        (525)                 550
      Accounts receivable                                                    (7,538)               2,633
      Other assets                                                           14,417               (9,424)
      Accounts payable and accrued expenses                                 (18,449)              69,496
      Security deposits                                                        (200)              (2,150)
      Other liabilities                                                      61,116               57,642
                                                                  -----------------    -----------------

     Net cash provided by operating activities                               55,109              278,576
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to land, buildings and amenities                                  (12,630)            (198,074)
Distributions from (contributions to) joint venture, net                     19,161              (39,298)
                                                                  -----------------    -----------------

     Net cash provided by (used in) investing activities                      6,531             (237,372)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on mortgage payable                                     (119,187)            (116,626)
                                                                  -----------------    -----------------

     Net cash used in financing activities                                 (119,187)            (116,626)
                                                                  -----------------    -----------------

     Net decrease in cash and equivalents                                   (57,547)             (75,422)

CASH AND EQUIVALENTS, beginning of period                                   263,655              382,533
                                                                  -----------------    -----------------

CASH AND EQUIVALENTS, end of period                            $            206,108 $            307,111
                                                                  =================    =================

Interest paid on a cash basis                                  $            182,016 $            190,329
                                                                  =================    =================

The accompanying notes to financial statements are an integral part of these statements.

NTS-PROPERTIES VII, LTD.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited financial statements included herein should be read in conjunction with NTS-Properties VII, Ltd.’s 2003 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 26, 2004. In the opinion of our general partner, all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation have been made to the accompanying financial statements for the three and nine months ended September 30, 2004 and 2003. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. As used in this quarterly report on Form 10-Q the terms “we,” “us” or “our,” as the context requires, may refer to NTS-Properties VII, Ltd. or its interests in its properties and joint venture.

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

Note 4 — Cash and Equivalents

Cash and equivalents include cash on hand and short-term, highly liquid investments with initial maturities of three months or less. We have a cash management program which provides for the overnight investment of excess cash balances. Under an agreement with a bank, excess cash is invested in a repurchase agreement for U.S. government or agency securities each night. As of September 30, 2004, there were no available cash balances to transfer into our overnight investment.

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

For the three months ended September 30, 2004 and 2003, BBC 1A had total revenues of $237,253 and $237,253, respectively, and net income of $46,286 and $22,472, respectively.

For the nine months ended September 30, 2004 and 2003, BBC 1A had total revenues of $711,758 and $711,758, respectively, and net income of $219,117 and $201,117, respectively.

Note 8 — Mortgage Payable

Mortgage payable consists of the following:

                                                                    September 30,        December 31,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Mortgage payable to an insurance company in monthly
installments, bearing interest at a fixed rate of 7.37%, due
October 15, 2012, secured by land and buildings.               $          3,219,830 $          3,339,017
                                                                  =================    =================

Our mortgage may be prepaid but is subject to a yield-maintenance premium.

As of September 30, 2004, the fair value of long-term debt was approximately $3,398,000, based on the borrowing rates currently available to us for mortgages with similar terms and average maturities.

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

We were charged the following amounts from NTS Development Company for the nine months ended September 30, 2004 and 2003. These charges include items which have been expensed as operating expenses — affiliated or professional and administrative expenses — affiliated and items which have been capitalized as other assets or as land, buildings and amenities.

                                                                           Nine Months Ended
                                                                             September 30,
                                                                ----------------------------------------
                                                                       2004                 2003
                                                                -------------------  -------------------

Property management fees                                       $             59,013 $             63,811
                                                                -------------------  -------------------

Property management                                                         123,304              118,249
Leasing                                                                      18,704               21,898
Administrative - operating                                                   65,204               59,485
Other                                                                         2,087                5,871
                                                                -------------------  -------------------

     Total operating expenses - affiliated                                  209,299              205,503
                                                                -------------------  -------------------

Professional and administrative expenses - affiliated                       107,208               98,193
                                                                -------------------  -------------------

Repair and maintenance fees                                                      --               10,982
                                                                -------------------  -------------------

     Total related party transactions capitalized                                --               10,982
                                                                -------------------  -------------------

Total related party transactions                               $            375,520 $            378,489
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

We are jointly and severally liable under the mortgage loan agreement for the BBC 1A debt. The outstanding balance on this mortgage on September 30, 2004 is $745,135. Our financial statements do not reflect a liability for this mortgage.

Litigation

On December 12, 2001, three individuals filed an action in the Superior Court of the State of California for the County of Contra Costa (the “Superior Court”) originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) against the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), as well as several individuals and entities affiliated with us. The action purported to bring claims on behalf of a class of limited partners. These claims were based on, among other things, tender offers made by the Partnerships and an affiliate of the General Partners, as well as the operation of the Partnerships by the General Partners. The plaintiffs alleged, among other things, that the prices at which limited partnership interests were purchased in these tender offers were too low. The plaintiffs sought monetary damages and equitable relief, including an order directing the disposition of the properties owned by the Partnerships and the distribution of the proceeds. No amounts have been accrued for the settlement of this action in our financial statements.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

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

On December 5, 2003, the General Partners, certain of their affiliates and the class of plaintiffs in the Buchanan litigation jointly filed a Stipulation and Agreement of Settlement (the “Settlement Agreement”) with the Superior Court. The Settlement Agreement sets forth the terms of the agreed upon settlement the parties reached on June 20, 2003. On February 26, 2004, the Superior Court preliminarily approved the Settlement Agreement as within the range of reasonableness and that it is fair, just and adequate to the class of plaintiffs. The Superior Court scheduled a hearing to finally determine whether the Settlement Agreement is in the best interests of the class of plaintiffs and whether the Buchanan litigation should be dismissed with prejudice.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

On May 6, 2004, the Superior Court granted its final approval of the Settlement Agreement. At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District. Our general partner believes that this appeal has no merit and intends to defend it and the decision of the Superior Court.

Under an indemnification agreement with our general partner, we are responsible for the costs of defending any litigation. For the nine months ended September 30, 2004 and 2003, our share of the legal costs for the Buchanan and Bohm litigations was approximately $82,000 and $19,000, respectively, which was included in our professional and administrative expenses.

We do not believe there is any other litigation threatened against us other than routine litigation arising out of the ordinary course of business, some of which is expected to be covered by insurance, none of which is expected to have a material effect on our financial position or results of operations, except as discussed herein.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty. The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $132,000 and $31,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of the Partnerships with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of the Partnerships into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

Results of Operations

The following tables include our selected summarized operating data for the three and nine months ended September 30, 2004 and 2003. This data is presented to provide assistance in identifying trends in our operating results and other factors affecting our business. This data should be read in conjunction with our financial statements, including the notes thereto, in Part I, Item 1 of this report.

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Total revenues                                        $       408,219 $      398,423 $    1,178,939 $     1,257,056
Operating expenses and operating
  expenses - affiliated                                       168,588        166,645        507,825         530,106
Depreciation and amortization                                 101,706        102,557        306,672         305,102
Interest expense                                              (60,800)       (64,556)      (182,620)       (190,925)
Net loss                                                      (50,664)       (34,473)      (235,341)        (84,583)

Rental income and tenant reimbursements generated by our properties for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                  September 30,
                                                       -----------------------------  -----------------------------
                                                            2004           2003           2004            2003
                                                       --------------  -------------  -------------  --------------
Wholly-Owned Properties
The Park at the Willows                               $        80,361 $       67,787 $      239,171 $       230,273
Park Place Apartments Phase II                                327,858        330,636        939,768       1,026,783

Joint Venture Property
(Ownership % on September 30, 2004)
Blankenbaker Business Center 1A (31.34%)              $       237,253 $      237,253 $      711,758 $       711,758

We believe the changes in rental income from period to period are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The occupancy levels at our properties and joint venture as of September 30, 2004 and 2003 were as follows:

                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Wholly-Owned Properties
The Park at the Willows                                              88%                 79%
Park Place Apartments Phase II                                       86%                 89%

Joint Venture Properties
(Ownership % on September 30, 2004)
Blankenbaker Business Center 1A (31.34%)                            100%                100%

We believe the changes in occupancy on September 30 from year to year are temporary effects of each property’s specific mix of lease maturities and are not indicative of any known trend.

The average occupancy levels at our properties and joint ventures for the three and nine months ended September 30, 2004 and 2003 were as follows:

                                                          Three Months Ended             Nine Months Ended
                                                             September 30,                 September 30,
                                                     -----------------------------  ----------------------------
                                                         2004            2003           2004           2003
                                                     -------------   -------------  -------------  -------------
Wholly-Owned Properties
The Park at the Willows                                   88%             76%            90%            83%
Park Place Apartments Phase II                            86%             88%            83%            91%

Joint Venture Properties
(Ownership % on September 30, 2004)
Blankenbaker Business Center 1A (31.34%)                 100%            100%           100%           100%

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

The following discussion relating to changes in our results of operations includes only material line items within our Statements of Operations or line items for which there was a material change between the three and nine months ending September 30, 2004 and 2003.

Rental Income

Rental income was approximately $1,179,000 for the nine months ended September 30, 2004, as compared to approximately $1,257,000 for the nine months ended September 30, 2003. The decrease of $78,000, or 6%, for the nine months ended September 30, 2004 was primarily the result of decreased occupancy at Park Place Apartments Phase II, partially offset by increased occupancy at The Park at the Willows.

Rental income did not change significantly for the three months ended September 30, 2004 and 2003. There were no offsetting material changes.

Operating Expenses and Operating Expenses – Affiliated

Operating expenses did not change significantly for the three months ended September 30, 2004 and 2003. There were no offsetting material changes.

Operating expenses for the nine months ended September 30, 2004 and 2003 were approximately $299,000 and $325,000, respectively. The decrease of approximately $26,000, or 8%, was primarily due to decreased exterior landscaping costs and utility costs at Park Place Apartments Phase II.

Operating expenses – affiliated did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Operating expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include property management, leasing, maintenance, security and other services necessary to manage and operate our business.

Professional and Administrative Expenses and Professional and Administrative Expenses –Affiliated

Professional and administrative expenses were $65,000 and $261,000 for the three and nine months ended September 30, 2004, as compared to $38,000 and $162,000 for the three and nine months ended September 30, 2003. The increase of $27,000, or 71%, and $99,000, or 61%, for the three and nine months ended September 30, 2004 was primarily the result of increased legal and professional fees related to our proposed merger and litigation filed by limited partners. See Item 1 – Note 10 for information regarding our proposed merger and litigation filed by limited partners.

Professional and administrative expenses – affiliated did not change significantly for the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Professional and administrative expenses – affiliated are for the services performed by employees of NTS Development Company, an affiliate of our General Partner. These employee services include legal, financial and other services necessary to manage and operate our business.

Professional and administrative expenses — affiliated consisted of approximately the following for the periods presented:

                                                                        Nine Months Ended
                                                                          September 30,
                                                              -------------------------------------
                                                                     2004               2003
                                                              ------------------  -----------------
Finance                                                      $            19,000 $           15,000
Accounting                                                                63,000             56,000
Investor Relations                                                         9,000             10,000
Human Resources                                                            5,000              6,000
Overhead                                                                  11,000             11,000
                                                              ------------------  -----------------

Total                                                        $           107,000 $           98,000
                                                              ==================  =================

Depreciation and Amortization Expense

Our depreciation and amortization expenses did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Interest Expense

Our interest expense did not change significantly between the three and nine months ended September 30, 2004 and 2003. There were no offsetting material changes.

Liquidity and Capital Resources

The following table sets forth the cash provided by or used in operating activities, investing activities and financing activities for the nine months ended September 30, 2004 and 2003.

Cash flows provided by (used in):

                                                                              Nine Months Ended
                                                                                September 30,
                                                                  -----------------------------------------
                                                                         2004                  2003
                                                                  ------------------    -------------------
Operating activities                                           $              55,109 $              278,576
Investing activities                                                           6,531               (237,372)
Financing activities                                                        (119,187)              (116,626)
                                                                  ------------------    -------------------

     Net decrease in cash and equivalents                      $             (57,547)$              (75,422)
                                                                  ==================    ===================

Net cash provided by operating activities decreased from approximately $279,000 for the nine months ended September 30, 2003, to approximately $55,000 for the nine months ended September 30, 2004. The decrease in net cash provided was primarily driven by reduced results of operations and the change in accounts payable. The change in accounts payable reflects payments for professional services related to our litigation filed by limited partners and our proposed merger.

Net cash used in investing activities was approximately $237,000 for the nine months ended September 30, 2003. Net cash provided by investing activities was approximately $7,000 for the nine months ended September 30, 2004. The increase in net cash provided was primarily due to a decrease in capital expenditures at Park Place Apartments Phase II (roof replacements were made in 2003 with no similar costs in 2004) and increased distributions from the joint venture which was partially offset by increased capital expenditures at The Park at the Willows for a studio renovation and HVAC replacements.

Net cash used in financing activities did not change significantly from the nine months ended September 30, 2003 to the nine months ended September 30, 2004.

Due to the fact that no distributions were made during the nine months ended September 30, 2004 or 2003, the table which presents that portion of the distributions that represents a return of capital in accordance with GAAP has been omitted.

Future Liquidity

We believe the current occupancy levels are considered adequate to fund the operations of our properties. However, our future liquidity depends significantly on our properties’ occupancy remaining at a level which provides for debt payments and adequate working capital, currently and in the future. If occupancy were to fall below that level and remain at or below that level for a significant period of time, our ability to make payments due under our debt agreements and to continue paying daily operational costs would be greatly impaired. In addition, we may be required to obtain financing in connection with the capital improvements and leasing costs described below. The primary source of future liquidity is expected to be derived from cash generated by our properties after adequate cash reserves are established for future leasing, roof replacement and renovation costs. It is anticipated that the future cash flow from operations combined with our cash reserves will be sufficient to meet these needs. Cash reserves (which are unrestricted cash and equivalents as shown on our balance sheet) were $206,108 on September 30, 2004.

We are currently in negotiations with the sole tenant of our joint venture commercial building to renew their expiring lease. As part of the lease renewal, we estimate that approximately $2,649,000 in capital improvements will be required. These capital improvements include courtyard, restrooms and loading dock renovations, monument signage, a new parking lot, a new visitor entrance, ceiling tile replacements, exterior window modifications, new computer cabling, HVAC replacements and upgrades, sewer system repairs, design fees and tenant finish. Failure of this tenant to renew their lease would result in a loss of annual rental revenue and operating expense recoveries to the joint venture. Income from our investment in the joint venture that owns this property would decrease accordingly. This would significantly affect our liquidity and could result in significant cost to refurbish the vacated space and locate a new tenant.

The demand on future liquidity is anticipated to increase as a result of the replacement of the roofs at Park Place Apartments Phase II (18 buildings), all of which were installed using shingles produced by a single manufacturer. The shingles appear to contain defects which may cause the roofs to fail. As the shingle manufacturer has declared bankruptcy, we do not expect to be able to recover any of the costs of the roof replacements in the event of any such failures. We do not have sufficient working capital to make all of the roof replacements at one time. As of September 30, 2004, fifteen roof replacements have been completed. The total cost of replacing the remaining roofs is estimated to be $60,000 ($20,000 per building). The three remaining roof replacements have been budgeted for the second quarter of 2005.

The demand on future liquidity is also anticipated to increase as a result of an exterior painting project at Park Place Apartments Phase II, seal coating and re-striping of the parking lot at Park Place Apartments Phase II, HVAC replacements at The Park at the Willows and chimney saddle replacements at The Park at the Willows . All projects are budgeted for 2005. We expect to spend approximately $110,000 on painting the exterior of the buildings at Park Place Apartments Phase II. The seal coating and re-striping of the parking lot at Park Place Apartments Phase II is estimated to cost approximately $32,000. The HVAC replacements at The Park at the Willows are expected to cost approximately $16,000 and the chimney saddle replacements are estimated to be approximately $14,000.

We have no other material commitments for renovations or capital expenditures as of September 30, 2004.

Proposed Merger

As part of the Settlement Agreement, our general partner and the general partners of the four public partnerships affiliated with us, have agreed to pursue a merger of the partnerships and several other affiliated real estate entities into NTS Realty Holdings Limited Partnership (“NTS Realty”). The merger is subject to, among other things, approval by a majority of the limited partner interests in each partnership. For the nine months ended September 30, 2004 and 2003, our share of the legal and professional fees for the proposed merger was approximately $132,000 and $31,000, respectively, which was included in our professional and administrative expenses.

On February 4, 2004, NTS Realty filed a joint consent solicitation statement/prospectus on Form S-4 with the Securities and Exchange Commission. The solicitation statement/prospectus presents the merger of NTS-Properties III; NTS-Properties IV; NTS-Properties V; NTS-Properties VI; and NTS-Properties VII, Ltd. with NTS Realty. Concurrent with the merger, ORIG, LLC, a Kentucky limited liability company, which is affiliated with our general partner, will contribute substantially all its real estate assets and all of its liabilities to NTS Realty. NTS Realty filed Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

On October 25, 2004 and October 27, 2004, NTS Realty filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4, which includes a joint consent solicitation statement/prospectus, with the Securities and Exchange Commission to seek approval of the merger of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”) into NTS Realty. The general partners of the Partnerships agreed to pursue a merger of the Partnerships in the Stipulation and Agreement of Settlement that was jointly filed by the general partners, along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090).

On October 27, 2004, the Securities and Exchange Commission signed an order declaring NTS Realty’s registration statement to be effective and the Partnerships began mailing the joint consent solicitation statement/prospectus to their respective limited partners.

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

Item 4 — Controls and Procedures

Our General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in our internal controls over financial reporting during the nine months ended September 30, 2004.

PART II — OTHER INFORMATION

Item 1 — Legal Proceedings

On May 6, 2004, the Superior Court of the State of California for the County of Contra Costa granted its final approval of the Stipulation and Agreement of Settlement (the “Settlement Agreement”) jointly filed by the general partners (the “General Partners”) of NTS-Properties III, NTS-Properties IV, NTS-Properties V, NTS-Properties VI and NTS-Properties VII, Ltd. (the “Partnerships”), along with certain of their affiliates, with the class of plaintiffs in the action originally captioned Buchanan, et al. v. NTS-Properties Associates, et al. (Case No. C 01-05090) on December 5, 2003.  At the final hearing, any member of the class of plaintiffs was given the opportunity to object to the final approval of the Settlement Agreement, the entry of a final judgment dismissing with prejudice the Buchanan litigation, or an application of an award for attorneys’ fees and expenses to plaintiffs’ counsel. The Superior Court’s order provides, among other things, that: (1) the Settlement Agreement, and all transactions contemplated thereby, including the proposed merger of the Partnerships into NTS Realty Holdings Limited Partnership, are fair, reasonable and adequate, and in the best interests of the class of plaintiffs; (2) the plaintiffs’ complaint and each and every cause of action and claim set forth therein is dismissed with prejudice; (3) each class member is barred from transferring, selling or otherwise disposing of (other than by operation of law) their interests until the earlier of the closing date of the merger, the termination of the settlement or June 30, 2004; and (4) each class member who requested to be excluded from the settlement released their claims in the Bohm litigation.

On June 11, 2004, Joseph Bohm and David Duval, class members who objected to the Settlement Agreement but were overruled by the Superior Court, filed an appeal in the Court of Appeals of the State of California, first Appellate District.

On February 27, 2003, two individuals filed a class and derivative action in the Circuit Court of Jefferson County, Kentucky captioned Bohm, et al. v. J.D. Nichols, et al. (Case No. 03-CI-01740) against certain of the General Partners and several individuals and entities affiliated with us. The complaint was amended to include the general partner of NTS-Properties III and the general partner of NTS-Properties Plus Ltd., which is no longer in existence. In the amended complaint, the plaintiffs purport to bring claims on behalf of a class of limited partners and derivatively on behalf of us and the Partnerships based on alleged overpayment of fees, prohibited investments, improper failures to make distributions, purchases of limited partnerships interests at insufficient prices and other violations of the limited partnership agreements. The plaintiffs are seeking, among other things, compensatory and punitive damages in an unspecified amount, an accounting, the appointment of a receiver or liquidating trustee, the entry of an order of dissolution against the Partnerships, a declaratory judgment and injunctive relief. No amounts have been accrued for the settlement of this action in our financial statements. Our general partner and legal counsel believe that this action is without merit and are vigorously defending it.

On March 2, 2004, we, along with all defendants, filed a Motion to Dismiss the Bohm litigation. After the Motion to Dismiss was fully briefed, the settlement agreement in the Buchanan litigation received final court approval. The Circuit Court of Jefferson County, Kentucky, instructed the plaintiffs in the Bohm litigation to file an amended complaint in light of the approved settlement of the Buchanan litigation. The plaintiffs in the Bohm litigation filed a corrected Second Amended Complaint on August 11, 2004. We, along with all defendants, filed a Motion to Strike the corrected Second Amended Complaint. A hearing on this motion is scheduled for January 14, 2005. Our general partner believes that the claims asserted in the corrected Second Amended Complaint have no merit.

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

Reports on Form 8-K

We filed a Form 8-K on August 17, 2004, to inform investors of a mini-tender offer by CMG Partners, LLC to purchase their interests in NTS-Properties VII, Ltd. for $8.50 per interest in cash. We also informed the investors that we recommended a rejection of the offer and provided reasons for our recommendation.

We filed a Form 8-K on October 29, 2004 to announce that on October 25, 2004 and October 27, 2004, NTS Realty Holdings Limited Partnership (“NTS Realty”) filed Amendment No. 4 and Amendment No. 5, respectively, to its registration statement on Form S-4. NTS Realty filed the original Form S-4 on February 4, 2004, Amendment No. 1 on June 18, 2004, Amendment No. 2 on August 13, 2004 and Amendment No. 3 on September 30, 2004.

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

Date: November 15, 2004